Form 10-K
period 2022-12-31
UNITY BANCORP INC /NJ/
filed 2023-03-10
CIK 920427

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No ☒

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $195,367,194 and 7,377,915 shares of the Common Stock were outstanding to non-affiliates. As of February 28, 2023, 10,586,256 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

●	Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business:

a)	General

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

The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991 and opened for business on September 16, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and sixteen additional New Jersey branches located in Edison, Emerson, Flemington, Highland Park, Lakewood, Linden, Middlesex, North Plainfield, Phillipsburg, Scotch Plains, Somerset, Somerville, South Plainfield, Union, Washington and Whitehouse. In addition, the Bank has two Pennsylvania branches located in Bethlehem and Forks Township. The Bank’s primary service area encompasses the Route 22/Route 78 corridors between the Bethlehem, Pennsylvania office and its Linden, New Jersey branch, as well as Bergen County and Ocean County, New Jersey.

The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809, and the telephone number is (800) 618-2265. The Company’s website address is www.unitybank.com.

Business of the Company

The Company’s primary business is ownership and supervision of the Bank. The Company, through the Bank, conducts a traditional and community-oriented commercial banking business and offers services, including personal and business checking accounts, time deposits, money market accounts and savings accounts, typical of a community banking business. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community, as well as that of individuals residing, working and shopping in its service area. The Company engages in a wide range of lending activities and offers commercial, Small Business Administration (“SBA”), consumer, mortgage, home equity and personal loans.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices. The Bank’s main office, located in Clinton, NJ, in combination with its Flemington and Whitehouse offices, serves the greater area of Hunterdon County. The Bank’s North Plainfield, Somerset and Somerville offices serve those communities located in the northern, eastern and central parts of Somerset County and the southernmost communities of Union County. The Bank’s Scotch Plains, Linden and Union offices serve most of the communities in Union County and the southwestern communities of Essex County. The offices in Middlesex, South Plainfield, Highland Park and Edison extend the Company’s service area into Middlesex County. The Bank’s Phillipsburg and Washington offices serve Warren County. The Bank’s Emerson office serves Bergen County. The Bank’s Lakewood office serves Ocean County. The Bank’s Forks Township and Bethlehem offices serve Northampton County, Pennsylvania.

Competition

The Company is located in an extremely competitive area. The Company’s service area is also serviced by national banks, major regional banks, large thrift institutions, financial technology companies and a variety of credit unions. In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market. Most of the Company’s competitors have substantially more capital, and therefore greater lending limits than the Company. The Company’s competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, physical facilities, personnel and interest on deposited funds. The Company relies on the competitive pricing of its loans, deposits and other services, as well as its ability to provide local decision-making and personal service in order to compete with these larger institutions.

Employees and Human Capital

At December 31, 2022, the Company employed 224 full-time and 8 part-time employees. None of the Company’s employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good and believes its ability to attract and retain employees is a key to the Company’s success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitor salaries in its market areas. In addition, the principal purposes of the Company’s equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

General Bank Holding Company Regulation

General:  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "BHCA"), the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, activities of a holding company and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. However, as a financial holding company, the Company may engage in a broader scope of activities. See "Financial Holding Company Status".

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to; (i) acquire all or substantially all the assets of any other bank; (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank’s voting shares); or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy, as well as other financial and management resources, and future prospects of the companies and banks concerned, along with the convenience and needs of the community to be served.

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

Under the New Rules, a bank holding company or bank, not eligible for or electing to use the Community Banking Leverage Ratio (discussed below), is required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

●	Common Equity Tier 1 Capital Ratio of 4.5% (the “CET1”);
●	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%;
●	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, such a bank holding company or bank is also subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” As of January 1, 2019, a bank holding company or bank is required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

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

Under the New Rules, banking organizations may make a one-time permanent election regarding the treatment of accumulated other comprehensive income items in determining regulatory capital ratios. Effective as of January 1, 2015, the Company and the Bank elected to exclude accumulated other comprehensive income items for purposes of determining regulatory capital.

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

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the Basel III requirements as implemented by the New Rules. The numerator of the CBLR is Tier 1 capital, as calculated under the New Rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. Commencing with the first quarter of 2020, the Bank elected to comply with the CBLR, rather than the capital requirements specified in the New Rules. At December 31, 2022, the Bank’s CBLR was 10.34%.

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

The New Rules also revised the regulations implementing these provisions of FDICIA, to change the capital levels applicable to each designation. Under the New Rules, an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 6.5 percent and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 4.0 percent, (iv) has a common equity Tier 1 capital ratio of at least 4.5 percent and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a Tier 1 leverage ratio of less than 4.0 percent or (iv) has a common equity Tier 1 capital ratio of less than 4.5 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a Tier 1 leverage ratio of less than 3.0 percent or (iv) has a common equity Tier 1 capital ratio of less 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating.

General Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision and control of the New Jersey Department of Banking and Insurance (the “Department”). As an FDIC-insured institution, the Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The regulations of the FDIC and the Department affect virtually all activities of the Bank, including the Bank's minimum capital level, the Bank's ability to pay dividends, expand through new branches or acquisitions and various other matters.

Insurance of Deposits:  The Dodd-Frank Act has caused significant changes in the FDIC’s insurance of deposit accounts. Among other things, the Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250 thousand per depositor.

On February 7, 2011, the FDIC announced the approval of the assessment system mandated by the Dodd-Frank Act. Dodd-Frank required that the base on which deposit insurance assessments are charged be revised from one based on domestic deposits to one based on assets. The FDIC’s rule to base the assessment on average total consolidated assets minus average tangible equity instead of domestic deposits lowered assessments for many community banks with less than $10 billion in assets and reduced the Company’s costs.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of insured depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations. The Dodd-Frank Act, among other things:

●	capped debit card interchange fees for institutions with $10 billion in assets or more at $0.21 plus 5 basis points times the transaction amount, a substantially lower rate than the average rate in effect prior to adoption of the Dodd-Frank Act;
●	provided for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the Deposit Insurance Fund ("DIF") from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;
●	permanently increased the deposit insurance coverage to $250 thousand and allowed depository institutions to pay interest on checking accounts;
●	created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer financial protection laws that apply to all banks and has broad authority to enforce these laws;
●	provided for new disclosure and other requirements relating to executive compensation and corporate governance;
●	changed standards for Federal preemption of state laws related to federally-chartered institutions and their subsidiaries;
●	provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures and certain other revisions;
●	created a financial stability oversight council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

The Dodd-Frank Act also imposes new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the mortgage may be unenforceable. The Dodd-Frank Act contains an exception from this ability-to-repay rule for “Qualified Mortgages”. The CFPB has established specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees or (3) have negative amortization features, balloon payments or terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s ability to repay. However, a consumer may assert the lender’s failure to comply with the ability-to-repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan in fact qualified as a Qualified Mortgage.

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

The requirements of the Dodd-Frank Act and other regulatory reforms continue to be implemented. It is difficult to predict at this time what specific impact certain provisions and yet-to-be-finalized rules and regulations will have on the Company, including any regulations promulgated by the CFPB. Financial reform legislation and rules could have adverse implications on the financial industry, the competitive environment and the Company’s ability to conduct business. Management will have to apply resources to ensure compliance with all applicable provisions of regulatory reforms, including the Dodd-Frank Act and any implementing rules, which may increase the Company’s costs of operations and adversely impact its earnings.

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

A financial holding company generally may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB’s merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis and the company does not cross-market its products or services with any of the financial holding company’s controlled depository institutions.

If any subsidiary bank of a financial holding company ceases to be "well capitalized" or "well managed" and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the CRA of less than "satisfactory", then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to "satisfactory" or better.

Item 1A.  Risk Factors:

The Company’s business, financial condition, results of operations and the trading price of its securities can be materially and adversely affected by many events and conditions including the following:

Pandemic events may have a material adverse effect on operations and financial condition.

The outbreak of disease on a regional, national or global level, such as the spread of the COVID-19 coronavirus, has a material adverse effect on commerce, which may, in turn impact the Company’s lines of business.

The Company’s operations are significantly affected by the general economic conditions of New Jersey, Eastern Pennsylvania and the specific local markets in which it operates. The New Jersey and Eastern Pennsylvania markets served by the Registrant have been significantly impacted by the Coronavirus pandemic and governmental actions to mitigate the pandemic, such as stay at home orders and business shutdowns. The Company’s real estate portfolio consists primarily of loans secured by properties located in New Jersey and Northampton County in Pennsylvania. A decline in the economies of these counties, which are considered to be the Company’s primary market area, could have a material adverse effect on its business, financial condition, results of operations and prospects.

The coronavirus outbreak may also have an adverse effect on the Company’s customers directly or indirectly. These effects could include disruptions or restrictions in customers’ supply chains or employee productivity, closures of customers’ facilities, decreases in demand for customers’ products and services or in other economic activities. If the Company’s customers are adversely affected, its condition and results of operations could be adversely affected.

The COVID-19 pandemic may also affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans and/or result in loss of revenue. A decline in local economic conditions may have a greater effect on the Company’s earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in the Company’s portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions and governmental rules or policies. If the Company is required to liquidate a significant amount of collateral during a period of reduced real estate values, its financial condition and profitability could be adversely affected. Adverse changes in the regional and general economy could reduce the Company’s growth rate, impair the ability to collect loans and generally have a negative effect on financial condition and results of operations.

Including the potential effects of the COVID-19 outbreak on the Company’s loan portfolios, the ongoing and dynamic nature of the pandemic and the resultant, potentially severe and long-lasting, economic dislocations, it is difficult to predict the full impact of the COVID-19 outbreak on the Company’s business. The extent of such impact will depend on future developments, which are highly uncertain, including the development of new variants of the virus, when the coronavirus can be controlled and abated and when and how the economy may return to pre-pandemic levels of activity.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on its business, financial condition, liquidity and results of operations:

●	demand for the Company’s products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to return to pre-pandemic levels of activity, loan delinquencies, problem assets and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	the Company’s allowance for loan losses may have to be increased if borrowers experience financial difficulties which will adversely affect its net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to the Company;
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, the Company’s future success and profitability substantially depends on the management skills of its executive officers and directors, many of whom have held officer and director positions with the Company for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm the Company’s ability to operate its business or execute its business strategy. The Company may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact the Company’s business, financial condition and results of operations and prospects.

The Company has been and may continue to be adversely affected by national financial markets and economic conditions, as well as local conditions.

The Company’s business and results of operations are affected by the financial markets and general economic conditions in the United States, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, investor confidence and the strength of the U.S. economy. The deterioration of any of these conditions can adversely affect the Company’s securities and loan portfolios, level of charge-offs and provision for credit losses, capital levels, liquidity and results of operations.

In addition, the Company is affected by the economic conditions within its New Jersey and Pennsylvania trade areas. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services primarily to customers in the New Jersey market and one county in Pennsylvania in which it has branches, so any decline in the economy of New Jersey or eastern Pennsylvania could have an adverse impact.

The Company’s loans, the ability of borrowers to repay these loans and the value of collateral securing these loans are impacted by economic conditions. The Company’s financial results, the credit quality of its existing loan portfolio and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government. The Company cannot assure that positive trends or developments discussed in this annual report will continue or that negative trends or developments will not have a significant adverse effect on itself.

A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt its business.

A significant portion of the Company’s loan portfolio is secured by real estate. As of December 31, 2022, approximately 96 percent of its loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Any future declines in home prices in the New Jersey and Pennsylvania markets the Company serves also may result in increases in delinquencies and losses in its loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions could drive losses beyond that which is provided for in the Company’s allowance for loan losses. In that event, the Company’s earnings could be adversely affected.

There is a risk that the SBA will not honor their guarantee.

The Company has historically been a participant in various SBA lending programs which guarantee up to 90% of the principal on the underlying loan. There is a risk that the SBA will not honor its guarantee if a loan is not underwritten and administered to SBA guidelines. The Company follows the underwriting guidelines of the SBA; however its ability to manage this will depend on the ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program.

There is a risk that the Company may not be repaid in a timely manner, or at all, for loans it makes.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in banking. Such nonpayment, or delayed or deferred payment of loans to the Company, if they occur, may have a material adverse effect on its earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations, the Company maintains an allowance for loan losses created through charges against earnings. As of December 31, 2022, the Company’s allowance for loan losses was $25.2 million, or 1.20 percent of its total loan portfolio and 277.95 percent of its nonperforming loans. The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. The Company seeks to minimize its credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce loan losses.

The Company’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and nonperformance. Its allowance for loan losses may not be adequate to cover actual losses and future provisions for loan losses could materially and adversely affect the results of operations. Risks within the loan portfolio are analyzed on a continuous basis by management and, periodically, by an independent loan review function and by the Audit Committee. A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected loan loss experience and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly and, as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses and may require an increase in its allowance for loan losses. Although the Company believes that its allowance for loan losses is adequate to cover probable and reasonably estimated losses, it cannot be assured that the Company will not further increase the allowance for loan losses or that its regulators will not require an increase to this allowance. Either of these occurrences could adversely affect the Company’s earnings.

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the incurred loss model under existing guidance with a current expected credit loss (“CECL”) model for instruments measured at amortized cost, and require entities to record allowances for available for sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. ASU 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions and reasonable and supportable forecasts for the duration of each respective loan. Because the Company’s methodology for determining CECL allowances may differ from the methodologies employed by other companies, its CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital or other mitigating factors. Accordingly, the Company expects that the adoption of the CECL model will materially affect how it determines the allowance for loan losses and could require the Company to increase its allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of the Company’s allowance for loan losses. If the Company is required to materially increase its level of allowance for loan losses for any reason, such increase could adversely affect the Company’s business, financial condition and results of operations. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of the Company’s earnings. Both increases and decreases in the interest rate environment may reduce the Company’s profits. Interest rates are subject to factors which are beyond the Company’s control, including general economic conditions, competition and policies of various governmental and regulatory agencies, such as the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, including the held to maturity and available for sale securities portfolios and (iii) the average duration of interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indexes underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk) and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk).

The banking business is subject to significant government regulations.

The Company is subject to extensive governmental supervision, regulation and control. These laws and regulations are subject to change and may require substantial modifications to the Company’s operations or may cause it to incur substantial additional compliance costs. These laws and regulations are designed to protect depositors and the public, but not the Company’s shareholders. In addition, future legislation and government policy could adversely affect the commercial banking industry and the Company’s operations. Such governing laws can be anticipated to continue to be the subject of future modification. The Company’s management cannot predict what effect any such future modifications will have on the Company’s operations. In addition, the primary focus of federal and state banking regulation is the protection of depositors and not the shareholders of the regulated institutions.

For example, the Dodd-Frank Act has resulted in substantial new compliance costs and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011. Generally, an Act is effective the day after it is signed into law, but different effective dates apply to specific sections of this law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition. For a more detailed discussion of the Dodd-Frank Act, see “Item 1-Business – Supervision and Regulation.”

The provisions of the Dodd-Frank Act, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect business, financial condition and results of operations.

The Company is subject to changes in accounting policies or accounting standards.

Understanding the Company’s accounting policies is fundamental to understanding its financial results. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. The Company has identified its accounting policies regarding the allowance for loan losses, security valuations and other-than-temporary-impairments, goodwill and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time, the FASB and the SEC change their guidance governing the form and content of the Company’s external financial statements. In addition, accounting standard setters and those who interpret U.S. generally accepted accounting principles (“U.S. GAAP”), such as the FASB, SEC, banking regulators and the Company’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue. Changes in U.S. GAAP and changes in current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how it reports financial results and condition. In certain cases, the Company could be required to apply a new or revised guidance retroactively or apply existing guidance differently, which may result in restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel and other expenses that would negatively impact results of operations.

Declines in value may adversely impact the investment portfolio.

As of December 31, 2022, the Company had approximately $95.4 million, $35.8 million, and $9.8 million in debt securities available for sale, debt securities held to maturity and equity investment securities, respectively. The Company may be required to record impairment charges in earnings related to credit losses on its investment securities if they suffer a decline in value that is considered other-than-temporary. Additionally, (i) if the Company intends to sell a security or (ii) it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, the Company will be required to recognize an other-than-temporary impairment charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators or unanticipated changes in the competitive environment could have a negative effect on the investment portfolio and may result in other-than-temporary impairment on investment securities in future periods.

Liquidity risk.

Liquidity risk is the potential that the Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources. Customer account balances can decrease when customers perceive alternative investments, such as fixed income securities or money market funds, as providing a better risk/return trade off. If customers move money out of bank deposits and into other investments, the Company could lose a low-cost source of funds, increasing its funding costs and reducing the Company’s net interest income and net income.

The Company’s access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect the Company specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of business activity due to persistent weakness, or downturn, in the economy or adverse regulatory action against the Company. The Company’s ability to borrow could also be impaired by factors that are not necessarily specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

The Company is in competition with many other banks, including larger commercial banks which have greater resources, as well as “fintech” companies for loan and deposit customers.

The banking industry within the State of New Jersey is highly competitive. The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions. In addition, the Gramm-Leach-Bliley Financial Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition. In addition, financial technology companies, either directly or in partnership with other insured depository institutions, compete for loan and deposit customers. Similarly, larger legacy non-financial companies, such as Apple, Alphabet and Amazon, are further increasing competition to compete for loans, deposits and payments. A number of the Company’s competitors have substantially greater resources than it does to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. The Company’s success depends a great deal upon its judgment that large and mid-size financial institutions do not adequately serve small businesses in its principal market area and upon the Company’s ability to compete favorably for such customers. In addition to competition from larger institutions, the Company also faces competition for individuals and small businesses from small community banks seeking to compete as “hometown” institutions. Most of these smaller institutions have focused their marketing efforts on the smaller end of the small business market the Company serves.

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2022, the Company held approximately $296.5 million in governmental and municipal deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. Although this proposal is in the very early stages and no legislation has been introduced in the state legislature, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits, thereby impairing the Company’s liquidity.

Future offerings of common stock may adversely affect the market price of the Company’s stock.

In the future, if the Company’s or the Bank’s capital ratios fall below the prevailing regulatory required minimums, the Company or the Bank could be forced to raise additional capital by making additional offerings of common stock or preferred stock. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of common stock, or both.

The Company cannot predict how changes in technology will impact its business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

●	telecommunications;
●	data processing;
●	artificial intelligence;
●	automation;
●	Internet-based banking;
●	Tele-banking;
●	debit cards/smart cards

The Company’s ability to compete successfully in the future will depend on whether it can anticipate and respond to technological changes. To develop these and other new technologies, the Company will likely have to make additional capital investments. Although the Company continually invests in new technology, it cannot assure that it will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer-relationship management, general ledger, deposit, loan and other systems.

The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that the

Company’s (or its vendors’) business continuity and data security systems prove to be inadequate. The Company maintains a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls, (ii) changes in the vendor’s financial condition, (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. In addition, the Company maintains cyber liability insurance to mitigate against certain losses it may incur.

While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. Further cyber risk exposure will likely remain elevated in the future as a result of the Company’s expansion of internet and mobile banking tools and new product roll out. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability; any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s business strategy could be adversely affected if it is not able to attract and retain skilled employees and manage expenses.

The Company expects to continue to experience growth in the scope of its operations and, correspondingly, in the number of its employees and customers. The Company may not be able to successfully manage its business as a result of the strain on management and operations that may result from this growth. The Company’s ability to manage this growth will depend upon its ability to continue to attract, hire and retain skilled employees.  The Company’s success will also depend on the ability of its officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees. Further, given the rise of “remote” and “hybrid” working models, the Company is in competition with more companies and industries for employee retention. The Company’s inability to retain key employees could have a material adverse effect on its financial condition and results of operations.

Hurricanes, flooding or other adverse weather events could negatively affect local economies or disrupt operations, which would have an adverse effect on the Company’s business or results of operations.

Hurricanes, flooding and other weather events can disrupt the Company’s operations, result in damage to its properties and negatively affect the local economies in which it operates. In addition, these weather events may result in a decline in value or destruction of properties securing loans and an increase in delinquencies, foreclosures and loan losses.

The Company may be adversely affected by changes in U.S. federal tax laws and state and local tax laws.

The Company’s business may be adversely affected by changes in tax laws if there are any increases in its federal income tax rates. Further, the Company’s business may be adversely affected by changes in tax laws if there are any increases in its state and local tax rates, specifically in the jurisdictions of New Jersey, New York, New York City, Pennsylvania and Delaware.

Claims and litigation could result in significant expenses, losses and damage to the Company’s reputation

From time to time, as a part of the Company’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and current and former employees may make claims and take legal action against the Company based on the actions or inactions of the Company. If such claims and legal actions are undertaken and are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company. Any financial liability could have a material impact on the Company’s financial condition and results of operations. Any reputational damages could have a material adverse effect on the Company’s business.

Failure to successfully implement the Company’s growth strategies could cause it to incur substantial costs, which may not be recouped and adversely affect its future profitability.

From time to time, the Company may implement new lines of business, open new branches or offer new products and services. There are substantial risks and uncertainties associated with these efforts. The Company may invest significant time and resources, which may not be fully recouped if profitability targets are not proven feasible. External factors such as compliance with regulations, competitive alternatives and shifting customer preferences may also impact successful implementation. Failure to successfully manage these risks may have a material adverse impact on the Company’s business, results of operations and financial condition.

Net gains on sales of mortgage and/or SBA loans are a significant component of the Company’s non-interest income and could fluctuate in future periods.

Net gains on sales of mortgage and SBA loans represented a notable portion of the Company’s non-interest income for the years ended December 31, 2022 and 2021, respectively. The Company’s ability to sell a portion of its mortgage or SBA loan productions in the secondary market is dependent upon, amongst other factors, the levels of market interest rates, consumer demand for marketable loans, the Company’s sales and pricing strategies, and the economy. A change in one or more of these, or other factors could significantly impact the Company’s ability to sell mortgage loans in the future and adversely impact the level of our non-interest income.

The Company may not be able to detect money laundering and other illegal or improper activities fully, or on a timely basis, which could expose the company to additional liability and could have a material adverse effect.

The Company is required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require the Company to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and larger transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel, and have become the subject of enhanced government supervision.

Although the Company has policies and procedures aimed at detecting and preventing the use of its banking network for money laundering and related activities, those policies and procedures may not eliminate instances in which the Company may be used by customers to engage in illegal or improper activities. To the extent that the Company fails to fully comply with the applicable laws and regulations, banking agencies may have the authority to impose fines and other penalties and sanctions on the Company.

The Company’s controls and procedures may fail or be circumvented, which may result in a material adverse effect on its business, results of operations and financial condition.

The Company’s management periodically reviews and updates its internal control, policies, and procedures. Any system of controls is in part based on certain assumptions and can only provide reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company and its results of operations and financial condition.

Reforms to and uncertainty regarding LIBOR may adversely affect the Company’s business.

In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rates Committee, or “ARRC”, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced the Secured Overnight Financing Rate, or “SOFR”, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021, although certain LIBOR rates will continue to be published until 2023. Subsequently, the Federal Reserve Bank announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the

Federal Reserve Bank of New York on April 2, 2018. The United States bank regulatory agencies have required financial institutions in the United States to cease issuing new LIBOR contracts effective December 31, 2021. The uncertainty as to the nature and effect of the phase out of LIBOR may adversely affect the value of and return on the Company’s financial assets and liabilities that are based on or are linked to LIBOR, the Company’s results of operations or financial condition. In addition, these reforms may also require extensive changes to the Company’s systems and processes.

LIBOR was historically used as a reference rate for many of the Company’s transactions. Risks related to transitioning instruments to a new reference rate include impacts on the yield on loans or securities held by the Company, amounts paid on securities the Company has issued or amounts received and paid on derivative instruments it has entered into. The value of loans, securities or derivative instruments tied to LIBOR and the trading market for LIBOR-based securities could also be impacted upon its discontinuance.

While the Company expects LIBOR will continue to be available in substantially its current form until 2023, it is possible that LIBOR quotes will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

Item 1B. Unresolved Staff Comments:  None

Item 2.    Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey and its nineteen branch offices. The Company is currently leasing additional back office space in Clinton, New Jersey, in a building adjacent to its main office. The Company’s facilities are adequate to meet its needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2022.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2022 Annual Rental Fee
North Plainfield, NJ	Owned	1991	—	$—
Linden, NJ	Owned	1997	—	—
Whitehouse, NJ	Owned	1998	—	—
Union, NJ	Leased	2021	2036	64,540
Scotch Plains, NJ	Owned	2004	—	—
Flemington, NJ	Owned	2005	—	—
Forks Township, PA	Leased	2006	2036	66,513
Middlesex, NJ	Owned	2007	—	—
Somerset, NJ	Leased	2012	2027	138,806
Washington, NJ	Owned	2012	—	—
Highland Park, NJ	Owned	2013	—	—
South Plainfield, NJ	Owned	2013	—	—
Edison, NJ	Owned	2013	—	—
Clinton, NJ*	Owned	2016	—	—
Somerville, NJ	Owned	2016	—	—
Emerson, NJ	Owned	2016	—	—
Phillipsburg, NJ	Leased	2017	2027	62,109
Clinton, NJ**	Leased	2018	2036	72,219
Bethlehem, PA	Leased	2018	2028	82,786
Lakewood, NJ***	Leased	2022	2037	35,280
Fort Lee, NJ****	Leased	2022	2037	33,000
*Headquarters Space
**Back Office Space
***Lakewood - In December 2022, Unity converted the lease to a full service branch
****Fort Lee - This lease commenced in October 2022

Item 3.    Legal Proceedings:

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or operating results of the Company.

Item 4.    Mine Safety Disclosures:  N/A

Item 4A. Executive Officers of the Registrant:

The following table sets forth certain information as of December 31, 2022, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
John Kauchak, 69, Chief Operating Officer and Executive Vice President of the Company and Bank	2002	Previously, Mr. Kauchak was the head of Deposit Operations for Unity Bank from 1996. to 2002.
Janice Bolomey, 54, Chief Administrative Officer and Executive Vice President of the Company and Bank	2013	Previously, Ms. Bolomey was Director of Sales for Unity Bank from 2002 to 2013.
George Boyan, 41, Chief Financial Officer and Executive Vice President of the Company and Bank	2021

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

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. A total of 1,572 shares were repurchased at an average price of $26.49 during 2022, leaving 570 thousand shares available for repurchase. A total of 199 thousand shares were repurchased at an average price of $21.04 during 2021, of which 20 thousand shares were repurchased under the prior repurchase plan, leaving 571 thousand shares available for repurchase.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1, 2022 through March 31, 2022	0	$0	0	571,716
April 1, 2022 through June 30, 2022	0	0	0	571,716
July 1, 2022 through September 30, 2022	0	0	0	571,716
October 1, 2022 through December 31, 2022	1,572	26.49	1,572	570,144

Item 6.    Selected Financial Data: N/A

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations for each of the past three years and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report and statistical data presented in this document.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and is registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through the Internet and its nineteen branch offices located in Bergen, Hunterdon, Middlesex, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios.

Results of Operations

Net income totaled $38.5 million, or $3.59 per diluted share for the year ended December 31, 2022, compared to $36.1 million, or $3.43 per diluted share for the year ended December 31, 2021.

Highlights for the year include:

●	Net income before provision for income taxes increased 6.8 percent to $51.4 million from $48.1 million in the prior year.
●	Net interest income increased $13.1 million, or 17.0 percent, to $90.1 million from $77.0 million in the prior year, primarily due to additional interest income resulting from commercial, residential mortgage and residential construction loan growth.
●	Net interest margin increased 24 basis points to 4.40 percent compared to 4.16 percent in the prior year.
●	Noninterest income was $8.0 million, a 33.3 percent decrease compared to $12.1 million in the prior year, primarily due to a decrease in the volume of residential mortgage loan sales and net unrealized securities losses in the current year.
●	Noninterest expense totaled $42.6 million, an increase of $1.8 million when compared to $40.8 million in the prior year. The increase was primarily due to increased compensation and benefits expenses.
●	The effective tax rate increased to 25.2 percent compared to 25.0 percent in the prior year.
●	Total gross loans increased $457.1 million, or 27.7 percent from the prior year. The increase was driven by a 47.8 percent increase in residential mortgage loans, a 35.6 percent increase in residential construction loans and a 27.5 percent increase in commercial loans. SBA PPP loans decreased 87.3 percent or $40.5 million due to loans being forgiven and paid off.
●	Total deposits increased $28.6 million, or 1.6 percent from the prior year. The increase was primarily driven by interest-bearing demand deposits and time deposits, partially offset by decreases in noninterest-bearing demand deposits and savings.
●	Total securities increased $61.6 million, or 77.7 percent from the prior year. The increase was primarily driven by purchases of debt securities classified as available for sale and held to maturity in the current year.
●	Total borrowed funds increased $343 million, or 857.5 percent from the prior year. The increase was due to loan demand.

The Company’s performance ratios for the past three years are listed in the following table:

	For the years ended December 31,
	2022	2021	2020
Net income per common share - Basic (1)	$3.66	$3.47	$2.21
Net income per common share - Diluted (2)	$3.59	$3.43	$2.19
Return on average assets	1.80%	1.87%	1.35%
Return on average equity (3)	17.28%	19.16%	14.20%
Efficiency ratio (4)	42.80%	46.09%	50.80%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income, less any gains or losses on securities.

COVID-19

The full impact of the Coronavirus Disease (“COVID-19”) pandemic remains unknown and continues to evolve. The outbreak has had a significant adverse impact on certain industries the Company serves, including retail, accommodations, restaurants and food services. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Bank. It is reasonably possible that estimates made in the financial statements could be materially impacted in the near term as a result of these conditions. The Company continues to monitor the impact closely, including its impact on employees, customers, communities and results of operations and the impact of other government or Federal Reserve actions.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act provided funding for the SBA’s Paycheck Protection Program (PPP) and established rules for qualifying borrowers to receive loan forgiveness by the SBA under this program. The Company approved 1,224 applications and provided funding of approximately $143.0 million during the year ended December 31, 2020. As of December 31, 2022, the Company had no PPP loans originated under the CARES Act remaining on its balance sheet.

The Economic Aid to Hard-Hit Small businesses, Nonprofits and Venues (“Economic Aid”) Act provided additional assistance to the hardest-hit small businesses, nonprofits, and venues that were struggling to recover from the impact of the COVID-19 Pandemic. The Company approved 955 applications and provided funding of approximately $101.0 million under the Economic Aid Act. As of December 31, 2022, the Company had $5.9 million of PPP loans originated under the Economic Aid Act in its portfolio.

Additionally, in accordance with provisions set forth by the CARES Act and regulatory guidance, the Company provided financial assistance through loan payment deferrals and waived fees. The Company has no outstanding loans remaining that would qualify for the payment deferral period as set forth by the CARES Act and regulatory guidance.

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and fees earned on loans, versus interest paid on interest-bearing liabilities. Interest-earning assets include loans to individuals and businesses, investment securities and interest-earning deposits. Interest-bearing liabilities include interest-bearing demand, savings and time deposits, FHLB advances and other borrowings. Net interest income is determined by the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, deposit demand and general levels of nonperforming assets.

2022 compared to 2021

During 2022, tax-equivalent net interest income amounted to $90.1 million, an increase of $13.1 million, or 17.0 percent, when compared to the same period in 2021. The net interest margin increased 24 basis points to 4.40 percent for the year ended December 31, 2022, compared to 4.16 percent for the same period in 2021. The net interest spread was 4.15 percent for 2022, a 20 basis point increase compared to 3.95 for the same period in 2021.

During 2022, tax-equivalent interest income was $100.7 million, an increase of $16.0 million, or 18.8 percent, when compared to the same period in the prior year. This increase was mainly driven by increases in the balance of average loans, the yield on loans, the balance of average securities and the yield on securities.

●	Of the $16.0 million increase in interest income on a tax-equivalent basis, $9.2 million was due to the increased volume of interest-earning assets and $6.8 million was due to increased yields on average interest-earning assets.
●	The average volume of interest-earning assets increased $196.9 million to $2.0 billion for 2022 compared to $1.9 billion for 2021. This was primarily due to a $165.3 million increase in average loans, with growth in all portfolios except SBA PPP loans. The increase was complemented by a $77.3 million increase in investment securities, partially offset by a $47.9 million decrease in interest-bearing deposits.
●	The yield on total interest-earning assets increased 34 basis points to 4.92 percent for the year ended December 31, 2022 when compared to 2021. The yield on the loan portfolio increased 12 basis points to 5.13 percent.

Total interest expense was $10.6 million in 2022, an increase of $2.9 million or 37.3 percent compared to 2021. This increase was primarily driven by the increased rates and volume of savings deposits and increased volume of borrowed funds and subordinated debentures:

●	Of the $2.9 million increase in interest expense, $1.8 million was due to increased rates on interest-bearing liabilities while $1.1 million was due to the increased volume of average interest-bearing liabilities.
●	The average cost of interest-bearing liabilities increased 14 basis points to 0.77 percent in 2022 when compared to 2021. The cost of interest-bearing deposits increased 1 basis point in 2022. The cost of borrowed funds and subordinated debentures increased 129 basis points in 2022.
●	Interest-bearing liabilities averaged $1.4 billion in 2022, an increase of $141.9 million or 11.5 percent, compared to 2021. The increase in interest-bearing liabilities was primarily due to an increase in savings, interest-bearing demand deposits and borrowed funds, partially offset by a decrease in time deposits.

2021 compared to 2020

During 2021, tax-equivalent net interest income amounted to $77.0 million, an increase of $12.6 million or 19.6 percent when compared to the same period in 2020. The net interest margin increased 31 basis points to 4.16 percent for the year ended December 31, 2021 compared to 3.85 percent for the same period in 2020. The net interest spread was 3.95 percent for 2021, a 47 basis point increase compared to the same period in 2020.

During 2021, tax-equivalent interest income was $84.8 million, an increase of $5.9 million or 7.4 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans and the increase in the yield on loans, partially offset by a decrease in the balance of average securities and the decrease in the yield on securities.

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

Consolidated Average Balance Sheets

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread and (5) net interest income/margin on average earning assets. Rates/yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent.

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2022			2021
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$95,427	$735	0.77%	$143,311	$194	0.14%
Federal Home Loan Bank ("FHLB") stock	6,405	396	6.18	4,275	197	4.62
Securities:
Taxable	121,314	4,754	3.92	43,847	1,298	2.96
Tax-exempt	1,461	58	3.99	1,587	39	2.45
Total securities (A)	122,775	4,812	3.92	45,434	1,337	2.94
Loans:
SBA loans	65,197	4,303	6.60	53,279	3,252	6.10
SBA PPP loans	19,095	1,596	8.36	119,440	7,206	6.03
Commercial loans	1,040,624	53,820	5.10	887,525	44,167	4.98
Residential mortgage loans	484,923	22,395	4.62	430,466	19,227	4.47
Consumer loans	77,382	4,132	5.27	66,477	3,145	4.73
Residential construction loans	136,778	8,555	6.17	101,486	6,063	5.97
Total loans (B)	1,823,999	94,801	5.13	1,658,673	83,060	5.01
Total interest-earning assets	$2,048,606	$100,744	4.92%	$1,851,693	$84,788	4.58%

Noninterest-earning assets:
Cash and due from banks	23,100			23,862
Allowance for loan losses	(22,920)			(22,911)
Other assets	87,930			77,105
Total noninterest-earning assets	88,110			78,056
Total assets	$2,136,716			$1,929,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$269,789	$1,384	0.51%	$227,750	$1,073	0.47%
Savings deposits	674,335	3,110	0.46	557,700	1,685	0.30
Time deposits	315,910	2,757	0.87	376,696	3,834	1.02
Total interest-bearing deposits	1,260,034	7,251	0.58	1,162,146	6,592	0.57
Borrowed funds and subordinated debentures	112,799	3,380	2.96	68,812	1,149	1.67
Total interest-bearing liabilities	$1,372,833	$10,631	0.77%	$1,230,958	$7,741	0.63%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	518,244			493,213
Other liabilities	23,104			17,018
Total noninterest-bearing liabilities	541,348			510,231
Total shareholders' equity	222,535			188,560
Total liabilities and shareholders' equity	$2,136,716			$1,929,749

Net interest spread		$90,113	4.15%		$77,047	3.95%
Tax-equivalent basis adjustment		(5)			(8)
Net interest income		$90,108			$77,039
Net interest margin			4.40%			4.16%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2022 and 2021.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

Consolidated Average Balance Sheets (Continued)

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2020
	Average
	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$68,507	$258	0.38%
Federal Home Loan Bank ("FHLB") stock	6,145	331	5.39
Securities:
Taxable	52,714	1,695	3.22
Tax-exempt	3,118	76	2.44
Total securities (A)	55,832	1,771	3.17
Loans:
SBA loans	50,354	3,144	6.24
SBA PPP loans	93,733	3,120	3.33
Commercial loans	790,093	40,002	5.06
Residential mortgage loans	463,155	22,255	4.81
Consumer loans	70,009	3,502	5.00
Residential construction loans	76,729	4,547	5.93
Total loans (B)	1,544,073	76,570	4.96
Total interest-earning assets	$1,674,557	$78,930	4.71%

Noninterest-earning assets:
Cash and due from banks	22,571
Allowance for loan losses	(19,812)
Other assets	73,948
Total noninterest-earning assets	76,707
Total assets	$1,751,264

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$178,358	$1,344	0.75%
Savings deposits	438,996	2,463	0.56
Time deposits	448,688	8,784	1.96
Total interest-bearing deposits	1,066,042	12,591	1.18
Borrowed funds and subordinated debentures	112,264	1,889	1.68
Total interest-bearing liabilities	$1,178,306	$14,480	1.23%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	389,255
Other liabilities	17,163
Total noninterest-bearing liabilities	406,418
Total shareholders' equity	166,540
Total liabilities and shareholders' equity	$1,751,264

Net interest spread		$64,450	3.48%
Tax-equivalent basis adjustment		(15)
Net interest income		$64,435
Net interest margin			3.85%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent in 2020.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the years ended December 31,
	2022 versus 2021			2021 versus 2020
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$(87)	$628	$541	$167	$(231)	$(64)
FHLB stock	118	81	199	(91)	(43)	(134)
Securities	2,917	558	3,475	(305)	(129)	(434)
Loans	6,205	5,536	11,741	6,346	144	6,490
Total interest income	$9,153	$6,803	$15,956	$6,117	$(259)	$5,858
Interest expense:
Demand deposits	$213	$98	$311	$310	$(581)	$(271)
Savings deposits	402	1,023	1,425	554	(1,332)	(778)
Time deposits	(563)	(514)	(1,077)	(1,241)	(3,709)	(4,950)
Total interest-bearing deposits	52	607	659	(377)	(5,622)	(5,999)
Borrowed funds and subordinated debentures	1,010	1,221	2,231	(729)	(11)	(740)
Total interest expense	1,062	1,828	2,890	(1,106)	(5,633)	(6,739)
Net interest income - fully tax-equivalent	$8,091	$4,975	$13,066	$7,223	$5,374	$12,597
Decrease in tax-equivalent adjustment			3			7
Net interest income			$13,069			$12,604

Provision for Loan Losses

The provision for loan losses totaled $4.2 million for 2022, $0.2 million in 2021 and $7.0 million in 2020. During 2020 the provision for loan losses was elevated due to uncertainty and the risk of loan defaults related to COVID-19. The provision for loan losses increased $4.0 million for the year ended 2022 primarily due to the sizeable increase in total loans, as well as management's view of current economic conditions.

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

Noninterest Income

The following table shows the components of noninterest income for the past three years:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Branch fee income	$1,117	$1,130	$1,046
Service and loan fee income	2,433	2,757	1,742
Gain on sale of SBA loans held for sale, net	954	741	1,642
Gain on sale of mortgage loans, net	1,399	4,567	6,344
BOLI income	636	689	613
Net securities (losses) gains	(1,313)	609	93
Other income	2,819	1,561	1,466
Total noninterest income	$8,045	$12,054	$12,946

Noninterest income was $8.0 million for 2022, a $4.0 million decrease compared to $12.1 million for 2021. This decrease was primarily due to decreased realized gains on sales of mortgages and net unrealized securities losses. The decreased realized gains on sales of mortgages was primarily due to an industry-wide trend of decreased volume in conforming residential loan originations as interest rates rose in 2022.

Noninterest income was $12.1 million for 2021, a $0.9 million decrease compared to $12.9 million for 2020. This decrease was primarily due to decreased realized gains on sales of mortgages and SBA loans held for sale.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the past three years:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Compensation and benefits	$26,949	$24,771	$23,124
Processing and communications	2,848	3,050	3,155
Occupancy	2,963	2,661	2,543
Furniture and equipment	2,493	2,590	2,606
Professional services	1,401	1,437	1,144
Advertising	1,212	1,236	906
Other loan expenses	240	922	622
Deposit insurance	1,022	844	674
Director fees	916	811	774
Loan collection expenses	278	135	215
Other expenses	2,251	2,325	3,499
Total noninterest expense	$42,573	$40,782	$39,262

Noninterest expense totaled $42.6 million for the year ended December 31, 2022, an increase of $1.8 million when compared to $40.8 million in 2021. The majority of this increase is primarily attributable to increased compensation and benefits, reflecting ordinary course increases, as well as increased competition for employees.

Noninterest expense totaled $40.8 million for the year ended December 31, 2021, an increase of $1.5 million when compared to $39.3 million in 2020. The majority of this increase is primarily attributable to increased salary expenses and a one-time deferred compensation adjustment.

Income Tax Expense

For 2022, the Company reported income tax expense of $13.0 million for an effective tax rate of 25.2%, compared to an income tax expense of $12.0 million and an effective tax rate of 25.0% in 2021 and an income tax expense of $7.5 million and an effective tax rate of 24.0% in 2020.

For additional information on income taxes, see Note 11 to the Consolidated Financial Statements.

Financial Condition

Total assets increased $411.2 million or 20.2 percent, to $2.4 billion at December 31, 2022, when compared to year end 2021. This increase was primarily due to increases of $457.1 million in gross loans, mostly due to commercial, residential mortgage and residential construction loan growth, partially offset by SBA PPP loans forgiven and paid off. Total assets also included an increase of $61.6 million in total securities, offset a decrease of $130.0 million in cash and cash equivalents.

Total deposits increased $28.6 million, due to increases of $133.9 million in time deposits and $32.1 million in interest-bearing demand deposits, offset by a decrease of $102.3 million in savings deposits and $35.0 million in noninterest-bearing demand deposits. Borrowed funds increased $343.0 million to $383.0 million at December 31, 2022.

Total shareholders’ equity increased $33.5 million over year end 2021, due to earnings and an increase in common stock, offset by dividends paid and net accumulated other comprehensive losses.

These fluctuations are discussed in further detail in the sections that follow.

Securities

The Company’s securities portfolio consists of available for sale (“AFS”) debt securities, held to maturity (“HTM”) debt securities and equity investments. Management determines the appropriate security classification of AFS and HTM at the time of purchase. The investment securities portfolio is maintained for asset-liability management purposes, as well as for liquidity and earnings purposes.

The following table provides the major components of AFS debt securities, HTM debt securities and equity investments at their carrying value as of December 31, 2022 and December 31, 2021:

(In thousands)	December 31, 2022	December 31, 2021
Available for sale, at fair value:
U.S. Government sponsored entities	$16,305	$-
State and political subdivisions	613	994
Residential mortgage-backed securities	15,475	9,749
Corporate and other securities	63,000	45,737
Total securities available for sale	$95,393	$56,480
Held to maturity, at amortized cost:
U.S. Government sponsored entities	$28,000	$10,000
State and political subdivisions	1,115	-
Residential mortgage-backed securities	6,645	4,276
Total securities held to maturity	$35,760	$14,276
Equity Securites, at fair value:
Total Equity Securites	$9,793	$8,566

AFS debt securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS debt securities consist primarily of obligations of U.S. government sponsored entities, state and political subdivisions, mortgage-backed securities and corporate and other securities.

AFS debt securities totaled $95.4 million at December 31, 2022, an increase of $38.9 million or 68.9 percent, compared to $56.5 million at December 31, 2021. This net increase was the result of:

●	Purchase of $49.3 million,
●	$4.5 million in principal payments, maturities and called bonds,
●	$5.8 million of depreciation in the market value of the portfolio. At December 31, 2022, the portfolio had a net unrealized loss of $5.8 million compared to a net unrealized gain of $38 thousand at December 31, 2021. These net unrealized losses and gains are reflected net of tax in shareholders’ equity as accumulated other comprehensive income, and
●	$0.1 million in net amortization.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 6.4 years and 6.9 years at December 31, 2022 and 2021, respectively. The effective duration of AFS debt securities amounted to 1.9 and 3.1 at December 31, 2022 and December 31, 2021, respectively.

HTM securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of the U.S. Government and its agencies, obligations of state and political subdivisions and mortgage-backed securities.

HTM debt securities totaled $35.8 million at December 31, 2022, an increase of $21.5 million, or 150.5 percent, compared to $14.3 million at December 31, 2021. The increase was due to:

●	Purchases of $26.7 million,
●	$5.3 million in principal payments, and
●	$0.1 million of net accretion.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 18.0 years and 14.0 years at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the fair value of HTM securities was $28.6 million, compared to $14.2 million at December 31, 2021. The effective duration of HTM securities amounted to 10.5 and 5.6 at December 31, 2022 and December 31, 2021, respectively.

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

Equity securities totaled $9.8 million at December 31, 2022, an increase of $1.2 million, or 14.3 percent, compared to $8.6 million at December 31, 2021. This net increase was the result of:

●	The purchase of $2.5 million, including $1.0 million in additional CRA investments, and
●	$1.3 million decrease in market value adjustments throughout the year.

The following table provides the remaining contractual maturities and average yields within the investment portfolios. The carrying value of securities at December 31, 2022 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(In thousands, except percentages)
Available for sale at fair value:
U.S. Government sponsored entities	$488	2.11%	$15,817	3.62%	$—	-%	$—	-%	$16,305	3.58%
State and political subdivisions	200	4.00	160	1.90	—	-	253	2.75	613	2.94
Residential mortgage-backed securities	4	3.29	408	2.62	1,031	2.53	14,032	3.41	15,475	3.33
Corporate and other securities	—	-	12,432	7.70	13,871	5.13	36,697	6.49	63,000	6.43
Total debt securities available for sale	$692	2.66%	$28,817	5.36%	$14,902	4.95%	$50,982	5.62%	$95,393	5.42%
Held to maturity at cost
U.S. Government sponsored entities	—	-%	—	-%	3,000	4.00%	25,000	3.48%	28,000	3.54%
State and political subdivisions	—	-	—	-	—	-	1,115	5.19	1,115	5.19
Residential mortgage-backed securities	—	-	—	-	—	-	6,645	3.04	6,645	3.04
Total debt securities held for maturity	$—	-%	$—	-%	$3,000	4.00%	$32,760	3.45%	$35,760	3.50%
Equity Securities at fair value:
Total equity securities	$—	-%	$—	-%	$—	-%	$9,793	N/A %	$9,793	N/A %

Securities with a carrying value of $835 thousand and $1.2 million at December 31, 2022 and December 31, 2021, respectively, were pledged to secure other borrowings, collateralize hedging instruments and for other purposes required or permitted by law.

Approximately 63 percent of the total investment portfolio had a fixed rate of interest at December 31, 2022, compared to 48 percent at December 31, 2021.

For additional information on securities, see Note 2 to the Consolidated Financial Statements.

Loans

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, commercial, residential mortgage, consumer and residential construction loans. Each of these segments is subject to differing levels of credit and interest rate risk.

Total loans were $2.1 billion at December 31, 2022, an increase of $457.1 million or 27.7 percent when compared to year end 2021. Commercial, residential mortgage, residential construction and SBA loans increased $255.8 million, $195.7 million, $42.9 million and $2.9 million, respectively, partially offset by a decrease of $40.5 million in SBA PPP loans, reflecting forgiveness and payoff of these loans.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for loan losses as of December 31, 2022 and December 31, 2021:

	2022		2021
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
Ending balance:
SBA loans held for investment	$38,468	1.8%	$36,075	2.2
SBA PPP loans	5,908	0.3	46,450	2.8
Commercial loans	1,187,543	56.4	931,726	56.5
Residential mortgage loans	605,091	28.7	409,355	24.8
Consumer loans	78,164	3.7	77,944	4.7
Residential construction loans	163,457	7.8	120,525	7.3
Total loans held for investment	2,078,631	98.7	1,622,075	98.3
SBA loans held for sale	27,928	1.3	27,373	1.7
Total loans	$2,106,559	100.0%	$1,649,448	100.0

Average loans increased $165.3 million or 10.0 percent from $1.7 billion in 2021, to $1.8 billion in 2022. The increase in average loans was due to increases in average commercial, residential mortgage, residential construction, SBA and consumer loans. The yield on the overall loan portfolio increased 12 basis points to 5.13 percent for the year ended December 31, 2022, compared to 5.01 percent for the prior year.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. These loans are made to small businesses for the purposes of providing working capital and for financing the purchase of equipment, inventory or commercial real estate. Generally, an SBA 7(a) loan has a deficiency in its credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the SBA provides the guarantee. The deficiency may be a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio or weak personal financial guarantees. In addition, many SBA 7(a) loans are for start up businesses where there is no historical financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank, and work with the Bank on a single transaction. The guaranteed portion of the Company’s SBA loans may be sold in the secondary market.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $27.9 million at December 31, 2022, an increase of $555.0 thousand from $27.4 million at December 31, 2021. SBA 7(a) loans held for investment amounted to $38.5 million at December 31, 2022, an increase of $2.4 million from $36.1 million at December 31, 2021. The yield on SBA 7(a) loans, which is generally floating and adjusts quarterly to the Prime Rate, was 6.60 percent for the year ended December 31, 2022, compared to 6.10 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $72.1 million and $87.4 million in SBA loans were sold but serviced by the Company at December 31, 2022 and December 31, 2021, respectively, and are not included on the Company’s balance sheet. There is no direct relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.2 billion at December 31, 2022, an increase of $255.8 million from year end 2021. The yield on commercial loans was 5.10 percent for 2022, compared to 4.98 percent for the same period in 2021. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. The Commercial Real Estate sub-category includes both owner occupied and non-owner occupied commercial real estate related loans.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $605.1 million at December 31, 2022, an increase of $195.7 million from year end 2021. Sales of mortgage loans totaled $74.4 million and $286.4 million for 2022 and 2021, respectively. Approximately $13.7 million and $18.8 million in residential loans were sold but serviced by the Company at December 31, 2022 and December 31, 2021, respectively, and are not included on the Company’s balance sheet. The yield on residential mortgages was 4.62 percent for 2022, compared to 4.47 percent for 2021. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes fixed and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by the personal property. These loans amounted to $78.2 million at December 31, 2022, an increase of $220.0 thousand from December 31, 2021. The yield on consumer loans was 5.27 percent for 2022, compared to 4.73 percent for 2021.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $163.5 million at December 31, 2022, an increase of $42.9 million from December 31, 2021. The yield on residential construction loans was 6.17 percent for 2022, compared to 5.97 percent for 2021.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2022, approximately 96 percent of the Company’s loan portfolio was secured by real estate compared to 92 percent at December 31, 2021.

The following table shows the maturity distribution or repricing of the loan portfolio and the allocation of fixed and floating interest rates at December 31, 2022:

	December 31, 2022
(In thousands)	One year or less	One to five years	Five to fifteen years	Over fifteen years		Total
SBA loans	$57,269	$8,715	$124	$288		$66,396
SBA PPP loans	—	5,908	—	—	sd	5,908
Commercial loans
SBA 504 loans	20,280	6,045	4,298	4,454		35,077
Commercial other	34,042	38,341	22,515	22,668		117,566
Commercial real estate	88,956	690,299	103,485	20,386		903,126
Commercial real estate construction	30,122	35,627	11,150	54,875		131,774
Residential mortgage loans	104,855	201,095	56,537	242,604		605,091
Consumer loans
Home equity	55,457	1,273	9,389	2,191		68,310
Consumer other	8,532	601	627	94		9,854
Residential construction loans	103,353	60,104	—	—		163,457
Total	$502,866	$1,048,008	$208,125	$347,560		$2,106,559

The following table shows the balance of loans and the allocation of variable, hybrid and fixed interest rates based upon maturity or repricing date as of December 31, 2022:

December 31, 2022
Loan Type	One year or less	Over one year	Total	% of total
Fixed	$129,612	$491,236	$620,848	29.5%
Hybrid	74,177	764,976	839,153	39.8
Variable	299,077	347,481	646,558	30.7
	$502,866	$1,603,693	$2,106,559	100.0%

For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Troubled Debt Restructurings

At December 31, 2022, there were three loans totaling $1.4 million that were classified as TDRs, compared to three loans totaling $1.0 million at December 31, 2021. Restructured loans that are placed in nonaccrual status may be removed after six months of contractual payments and the borrower showing the ability to service the debt going forward. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

The following table presents a breakdown of performing and nonperforming TDRs by class as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(In thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial real estate	$1,412	$—	$1,412	$619	$—	$619
Home equity	—	—	—	427	—	427
Commercial other	10	—	10	—	—	—
Total	$1,422	$—	$1,422	$1,046	$—	$1,046

The following table shows the types of modifications done by class through December 31, 2022:

	December 31, 2022
	Commercial	Commercial
(In thousands)	real estate	other	Total
Type of modification:
Principal reduction	$1,412	$10	$1,422
Total TDRs	$1,412	$10	$1,422

For additional information on TDRs, see Note 3 to the Consolidated Financial Statements.

Asset Quality

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at December 31, 2022 and December 31, 2021:

(In thousands, except percentages)	2022	2021
Nonperforming by category:
SBA loans held for investment (1)	$690	$510
Commercial loans	1,582	2,582
Residential mortgage loans	3,361	3,262
Consumer loans	—	210
Residential construction loans	3,432	3,122
Total nonperforming loans	$9,065	$9,686
Total nonperforming assets	$9,065	$9,686
Past due 90 days or more and still accruing interest:
Commercial loans	—	—
Residential mortgage loans	—	—
Consumer loans	—	—
Total past due 90 days or more and still accruing interest	$—	$—
Nonperforming loans to total loans	0.43%	0.59
Nonperforming loans and TDRs to total loans (2)	0.50	0.65
Nonperforming assets to total assets	0.37	0.48
(1) Guaranteed SBA loans included above	$—	$59
(2) Performing TDRs	1,422	1,046

Nonperforming loans were $9.1 million at December 31, 2022, a $621 thousand decrease from $9.7 million at year end 2021. Since year end 2021, nonperforming loans in the commercial and consumer loan segments decreased, partially offset by an increase in nonperforming residential construction, SBA and residential mortgage loans. In addition, there were no loans past due 90 days or more and still accruing interest at December 31, 2022 and 2021, respectively.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $14.7 million at December 31, 2022, a decrease of $1.9 million from $16.6 million at December 31, 2021.

For additional information on asset quality, see Note 3 to the Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses totaled $25.2 million at December 31, 2022, compared to $22.3 million at December 31, 2021, with resulting allowance to total loan ratios of 1.20 percent and 1.35 percent, respectively. Net charge-offs amounted to $1.3 million for 2022, compared to $984 thousand for 2021.

The following table is a summary of the changes to the allowance for loan losses for December 31, 2022 and 2021, including net charge-offs to average loan ratios for each major loan category:

(In thousands, except percentages)	2022	2021
Balance, beginning of period	$22,302	$23,105
Provision for loan losses charged to expense	4,159	181
Less: Charge-offs
SBA loans held for investment	(59)	(591)
Commercial loans	(1,000)	(551)
Consumer loans	(398)	(4)
Total charge-offs	(1,457)	(1,146)
Add: Recoveries
SBA loans held for investment	33	86
Commercial loans	109	34
Residential mortgage loans	3	42
Consumer loans	47	—
Total recoveries	192	162
Net charge-offs	(1,265)	(984)
Balance, end of period	$25,196	$22,302
Selected loan quality ratios:
Net charge-offs (recoveries) to average loans:
SBA loans held for investment	0.04%	0.29%
Commercial loans	0.09	0.06
Residential mortgage loans	—	(0.01)
Consumer loans	0.45	0.01
Total loans	0.07	0.06
Allowance to total loans	1.20	1.35
Allowance to nonperforming loans	277.95%	230.25%

The following table sets forth, for each of the major lending categories, the amount of the allowance for loan losses allocated to each category and the percentage of total loans represented by such category, as of December 31, 2022 and 2021. The allocated allowance is the total of identified specific and general reserves by loan category. The allocation is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the portfolio.

	2022		2021
		% of		% of
		loans		loans
	Reserve	to total	Reserve	to total
(In thousands, except percentages)	amount	loans	amount	loans
Balance applicable to:
SBA loans	$875	3.4%	$1,074	6.7%
Commercial loans	15,252	56.4	15,053	56.5
Residential mortgage loans	5,450	28.7	4,114	24.8
Consumer loans	992	3.7	671	4.7
Residential construction loans	2,627	7.8	1,390	7.3
Total loans	$25,196	100.0%	$22,302	100.0%

See Note 4 to the accompanying Consolidated Financial Statements for more information regarding the Allowance for Loan Losses and Reserve for Unfunded Loan Commitments.

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

The following table shows period-end deposits and the concentration of each category of deposits for the past two years:

	2022		2021
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$494,184	27.6%	$529,227	30.1%
Interest-bearing demand deposits	276,218	15.5	244,073	13.9
Savings deposits	591,826	33.1	694,161	39.4
Time deposits	425,300	23.8	291,420	16.6
Total deposits	$1,787,528	100.0%	$1,758,881	100.0%

The following table details the maturity distribution of time deposits as of December 31, 2022 and 2021:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2022:
Less than $250,000	$134,611	$39,583	$35,208	$148,554	$357,956
$250,000 or more	3,528	19,787	16,509	27,520	67,344
At December 31, 2021:
Less than $250,000	$67,614	$20,515	$43,126	$126,374	$257,629
$250,000 or more	3,191	2,248	13,686	14,666	33,791

Total deposits increased $28.6 million to $1.8 billion at December 31, 2022. This increase in deposits was due to increases of $133.9 million in time deposits and $32.1 million in interest-bearing demand deposits, partially offset by a decrease of $102.3 million in savings deposits and $35.0 million in noninterest-bearing demand deposits. Further, brokered certificates of deposits, which are disclosed in time deposits above, increased $69.3 million, to $189.6 million at December 31, 2022, compared to $120.3 million at December 31, 2021.

The Company’s deposit composition at December 31, 2022, consisted of 33.1 percent savings deposits, 27.6 percent noninterest-bearing demand deposits, 23.8 percent time deposits and 15.5 percent interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2021 reflects a 45.9 percent increase in time deposits and a 13.2 percent increase in interest-bearing demand deposits, partially offset by a 14.7 percent decrease in savings deposits and a 6.6 percent decrease in noninterest-bearing demand deposits.

The following table shows average deposits and the concentration of each category of deposits for the past two years:

	For the years ended December 31,
	2022		2021
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$518,244	29.1%	$493,213	29.8%
Interest-bearing demand deposits	269,789	15.2	227,750	13.8
Savings deposits	674,335	37.9	557,700	33.6
Time deposits	315,910	17.8	376,696	22.8
Total deposits	$1,778,278	100.0%	$1,655,359	100.0%

For additional information on deposits, see Note 6 to the Consolidated Financial Statements.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $393.3 million and $50.3 million at December 31, 2022 and December 31, 2021, respectively, and are broken down in the following table:

(In thousands)	December 31, 2022	December 31, 2021
FHLB borrowings:
Non-overnight, fixed rate advances	$180,000	$40,000
Overnight advances	203,000	—
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$393,310	$50,310

In December 2022, the FHLB issued a $140.0 million municipal deposits letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law, compared to a letter of credit with a balance of $112.0 million as of December 31, 2021.

At December 31, 2022, the Company had $198.0 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

For the year ending December 31, 2022, average FHLB borrowings were $102.5 million with a weighted average cost of 2.96%. The maximum borrowing during the year was $383.0 million.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 6.319% at December 31, 2022 and 1.806% at December 31, 2021. The Company is currently evaluating its LIBOR-based exposure for this instrument.

Market Risk

Market risk for the Company is primarily limited to interest rate risk, which is the impact that changes in interest rates would have on future earnings. The Company’s Risk Management Committee (“RMC”) manages this risk. The principal objectives of RMC are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital and liquidity requirements and actively manage risk within Board-approved guidelines. The RMC reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions and interest rate levels.

The following table presents the Company’s EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at December 31, 2022 and December 31, 2021:

	Estimated	Estimated Increase/ (Decrease) in EVE		Estimated	Estimated Increase/ (Decrease) In NII
	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2022:
+300	$269,493	$(61,049)	(22.65)%	$92,822	$(8,275)	(8.91)%
+200	290,558	(39,984)	(13.76)	95,567	(5,530)	(5.79)
+100	311,453	(19,089)	(6.13)	98,280	(2,817)	(2.87)
0	330,542	—	—	101,097	—	—
-100	346,750	16,208	4.67	102,688	1,591	1.55
-200	352,944	22,402	6.35	101,927	830	0.81
-300	353,361	22,819	6.46	100,183	(914)	(0.91)
December 31, 2021:
+300	$296,319	$15,883	5.36%	$82,332	$5,382	6.54%
+200	292,465	12,029	4.11	80,480	3,529	4.39
+100	285,859	5,423	1.90	78,437	1,486	1.89
0	280,436	—	—	76,950	—	—
-100	264,768	(15,668)	(5.92)	75,156	(1,794)	(2.39)
-200	245,959	(34,477)	(14.02)	74,967	(1,984)	(2.65)
-300	243,063	(37,373)	(15.38)	74,919	(2,031)	(2.71)

Liquidity

Consolidated Bank Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and to take advantage of interest rate opportunities in the marketplace. The Company’s liquidity is monitored by management and the Board of Directors which reviews historical funding requirements, the current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds and anticipated future funding needs, including the level of unfunded commitments. The goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize dependence on volatile and potentially unstable funding markets.

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. As the Consolidated Bank comprises the majority of the assets of the Company, the Consolidated Statement of Cash Flows is indicative of the Consolidated Bank’s activity. At December 31, 2022, the balance of cash and cash equivalents was $114.8 million, a decrease of $130.0 million from December 31, 2021. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $42.7 million and $32.5 million in net cash for the years ended December 31, 2022 and 2021, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for loan losses and depreciation and amortization.

Investing activities used $541.3 million and $40.5 million in net cash for the years ended December 31, 2022 and 2021, respectively. Cash was primarily used to originate loans, purchase FHLB stock and other investment securities, partially offset by cash inflows from proceeds from the SBA forgiveness of PPP loans.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $95.4 million and $56.5 million at December 31, 2022 and December 31, 2021, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below.
●	Loans. The SBA loans held for sale portfolio amounted to $27.9 million and $27.4 million at December 31, 2022 and December 31, 2021, respectively. Sales of these loans provide an additional source of liquidity for the Company. As an existing SBA 7(a) lender, the Company opted to participate in the PPP program. Forgiveness of these loans provided $42.0 million of additional liquidity for the year ended December 31, 2022.
●	Outstanding Commitments. The Company was committed to advance approximately $514.8 million to its borrowers as of December 31, 2022, compared to $399.8 million at December 31, 2021, respectively. At December 31, 2022, $177.7 million of these commitments expire within one year, compared to $170.1 million at December 31, 2021. The Company had $5.6 million and $4.3 million in standby letters of credit at December 31, 2022 and December 31, 2021, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $368.6 million and $33.5 million in net cash for the years ended December 31, 2022 and 2021, respectively, primarily due to the proceeds of new borrowings and an increase in the Company’s deposits.

●	Deposits. As of December 31, 2022, deposits included $296.5 million of Government deposits, as compared to $247.7 million at year end 2021. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $281.1 million of deposits from eighteen municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $383.0 million and $40.0 million as of December 31, 2022 and 2021, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At December 31, 2022, pledging provided an additional $198.0 million in borrowing potential from the FHLB. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase this line with the FHLB.

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

At December 31, 2022, the Parent Company had $2.2 million in cash and cash equivalents and $5.7 million in investment securities valued at fair market value, compared to $1.7 million in cash and cash equivalents and $5.0 million in investment securities at December 31, 2021.

Off-Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of December 31, 2022:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$4,009	$595	$—	$993	$5,597
Contractual obligations:
Time deposits	138,139	59,370	51,717	176,074	425,300
Borrowed funds and subordinated debentures	343,000	40,000	—	10,310	393,310
Total off-balance sheet arrangements and contractual obligations	$485,148	$99,965	$51,717	$187,377	$824,207

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

Borrowed funds and subordinated debentures include fixed and adjustable rate borrowings from the Federal Home Loan Bank and subordinated debentures. The borrowings have defined terms and under certain circumstances are callable at the option of the lender. For additional information on borrowed funds and subordinated debentures, see Note 7 to the Consolidated Financial Statements.

Capital Adequacy

A significant measure of the strength of a financial institution is its capital base. Shareholders’ equity increased $33.5 million to $239.2 million at December 31, 2022 compared to $205.7 million at December 31, 2021, primarily due to net income of $38.5 million. Other increases were due to $3.0 million from the issuance of common stock under employee benefit plans, net of tax. These increases were partially offset by (i) $42 thousand in treasury stock purchased at cost, (ii) $4.4 million in dividends paid on common stock, and (iii) $3.6 million in accumulated other comprehensive loss, net of tax.

For additional information on shareholders’ equity, see Note 13 to the Consolidated Financial Statements.

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the rule, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework or continue to measure capital under the existing Basel III requirements. The new rule, effective beginning January 1, 2020, allowed qualifying community banking organizations (“QCBO”) to opt into the new community bank leverage ratio (“CBLR”) in their call report beginning in the first quarter of 2020.

A QCBO is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	A leverage capital ratio of greater than 9%;
●	Total consolidated assets of less than $10.0 billion;
●	Total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
●	Total trading assets and trading liabilities of 5% or less of total consolidated assets.

The Bank has opted into the CBLR and is therefore not required to comply with the Basel III capital requirements.

As of December 31, 2022, the Bank’s CBLR was 10.34% and the Company’s CBLR was 10.45%.

	At December 31, 2022		At December 31, 2021
	Company	Bank	Company	Bank
CBLR	10.88%	10.34%	10.51%	10.00%

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

Critical Accounting Policies and Estimates

New Authoritative Accounting Guidance

See Note 1 of the consolidated financial statements for a description of recent accounting pronouncements, including the dates of adoption and the anticipated effect on our results of operations and financial condition.

Allowance for Loan Losses and Unfunded Loan Commitments

The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio and historical loan loss experience. The allowance for loan losses consists of specific reserves for individually impaired credits and TDRs and reserves for nonimpaired loans based on historical loss factors and reserves based on general economic factors and other qualitative risk factors, such as changes in delinquency trends, industry concentrations or local/national economic trends. This risk assessment process is performed at least quarterly, and, as adjustments become necessary, they are realized in the periods in which they become known.

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

For additional information on the allowance for loan losses and unfunded loan commitments, see Note 4 to the Consolidated Financial Statements.

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

For additional information on income taxes, see Note 11 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets

(In thousands)	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$19,699	$26,053
Interest-bearing deposits	95,094	218,765
Cash and cash equivalents	114,793	244,818
Securities:
Debt securities available for sale	95,393	56,480
Debt securities held to maturity	35,760	14,276
Equity securities with readily determinable fair values	9,793	8,566
Total securities	140,946	79,322
Loans:
SBA loans held for sale	27,928	27,373
SBA loans held for investment	38,468	36,075
SBA PPP loans	5,908	46,450
Commercial loans	1,187,543	931,726
Residential mortgage loans	605,091	409,355
Consumer loans	78,164	77,944
Residential construction loans	163,457	120,525
Total loans	2,106,559	1,649,448
Allowance for loan losses	(25,196)	(22,302)
Net loans	2,081,363	1,627,146
Premises and equipment, net	20,002	19,914
Bank owned life insurance ("BOLI")	26,776	26,608
Deferred tax assets	12,345	10,040
Federal Home Loan Bank ("FHLB") stock	19,064	3,550
Accrued interest receivable	13,403	9,586
Goodwill	1,516	1,516
Prepaid expenses and other assets	14,740	11,213
Total assets	$2,444,948	$2,033,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$494,184	$529,227
Interest-bearing demand	276,218	244,073
Savings	591,826	694,161
Time, under $100,000	273,954	194,961
Time, $100,000 to $250,000	84,002	62,668
Time, $250,000 and over	67,344	33,791
Total deposits	1,787,528	1,758,881
Borrowed funds	383,000	40,000
Subordinated debentures	10,310	10,310
Accrued interest payable	691	129
Accrued expenses and other liabilities	24,192	18,664
Total liabilities	2,205,721	1,827,984
Shareholders’ equity:
Common stock, no par value, 12,500 shares authorized, 11,289 shares issued and 10,584 shares outstanding as of December 31, 2022; 11,094 shares issued and 10,391 shares outstanding as of December 31, 2021	97,204	94,003
Retained earnings	156,958	123,037
Treasury stock, at cost (705 shares as of December 31, 2022 and 703 shares as of December 31, 2021)	(11,675)	(11,633)
Accumulated other comprehensive (loss) income	(3,260)	322
Total shareholders’ equity	239,227	205,729
Total liabilities and shareholders’ equity	$2,444,948	$2,033,713

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

	For the years ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
INTEREST INCOME
Interest-bearing deposits	$735	$194	$258
FHLB stock	396	197	331
Securities:
Taxable	4,754	1,298	1,695
Tax-exempt	53	31	61
Total securities	4,807	1,329	1,756
Loans:
SBA loans	4,303	3,252	3,144
SBA PPP loans	1,596	7,206	3,120
Commercial loans	53,820	44,167	40,002
Residential mortgage loans	22,395	19,227	22,255
Consumer loans	4,132	3,145	3,502
Residential construction loans	8,555	6,063	4,547
Total loans	94,801	83,060	76,570
Total interest income	100,739	84,780	78,915
INTEREST EXPENSE
Interest-bearing demand deposits	1,384	1,073	1,344
Savings deposits	3,110	1,685	2,463
Time deposits	2,757	3,834	8,784
Borrowed funds and subordinated debentures	3,380	1,149	1,889
Total interest expense	10,631	7,741	14,480
Net interest income	90,108	77,039	64,435
Provision for loan losses	4,159	181	7,000
Net interest income after provision for loan losses	85,949	76,858	57,435
NONINTEREST INCOME
Branch fee income	1,117	1,130	1,046
Service and loan fee income	2,433	2,757	1,742
Gain on sale of SBA loans held for sale, net	954	741	1,642
Gain on sale of mortgage loans, net	1,399	4,567	6,344
BOLI income	636	689	613
Net securities (losses) gains	(1,313)	609	93
Other income	2,819	1,561	1,466
Total noninterest income	8,045	12,054	12,946
NONINTEREST EXPENSE
Compensation and benefits	26,949	24,771	23,124
Processing and communications	2,848	3,050	3,155
Occupancy	2,963	2,661	2,543
Furniture and equipment	2,493	2,590	2,606
Professional services	1,401	1,437	1,144
Advertising	1,212	1,236	906
Other loan expenses	240	922	622
Deposit insurance	1,022	844	674
Director fees	916	811	774
Loan collection expenses	278	135	215
Other expenses	2,251	2,325	3,499
Total noninterest expense	42,573	40,782	39,262
Income before provision for income taxes	51,421	48,130	31,119
Provision for income taxes	12,964	12,011	7,475
Net income	$38,457	$36,119	$23,644
Net income per common share - Basic	$3.66	$3.47	$2.21
Net income per common share - Diluted	$3.59	$3.43	$2.19
Weighted average common shares outstanding – Basic	10,508	10,403	10,709
Weighted average common shares outstanding – Diluted	10,705	10,546	10,814

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2022
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$51,421	12,964	$38,457
Other comprehensive income
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(5,833)	(1,439)	(4,394)
Total unrealized losses on securities available for sale	(5,833)	(1,439)	(4,394)
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cashflow hedges arising during the period	2,184	618	1,566
Less: reclassification adjustment for gains on cashflow hedges included in net income	1,055	301	754
Total unrealized gains on cash flow hedges	1,129	317	812
Total other comprehensive losses	(4,704)	(1,122)	(3,582)
Total comprehensive income	$46,717	$11,842	$34,875

	For the year ended December 31, 2021

	Before tax	Income tax	Net of tax
(In thousands)	amount	expense	amount
Net income	$48,130	12,011	$36,119
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	948	226	722
Less: reclassification adjustment for gains on securities included in net income	605	127	478
Total unrealized gains on securities available for sale	343	99	244
Adjustments related to defined benefit plan:
Amortization of prior service cost	332	94	238
Total adjustments related to defined benefit plan	332	94	238
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	1,435	406	1,029
Total unrealized gains on cash flow hedges	1,435	406	1,029
Total other comprehensive income	2,110	599	1,511
Total comprehensive income	$50,240	$12,610	$37,630

	For the year ended December 31, 2020
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$31,119	7,475	$23,644
Other comprehensive income
Investment securities available for sale:
Unrealized holding losses on securities arising during the period	(603)	(181)	(422)
Less: reclassification adjustment for gains on securities included in net income	93	20	73
Total unrealized losses on securities available for sale	(696)	(201)	(495)
Adjustments related to defined benefit plan:
Amortization of prior service cost	83	26	57
Total adjustments related to defined benefit plan	83	26	57
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,264)	(359)	(905)
Total unrealized losses on cashflow hedges	(1,264)	(359)	(905)
Total other comprehensive loss	(1,877)	(535)	(1,343)
Total comprehensive income	$29,242	$6,941	$22,301

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
				other		Total
	Common stock		Retained	comprehensive	Treasury	Shareholders’
(In thousands, except per share amounts)	Shares	Amount	earnings	(loss) income	stock	equity
Balance, December 31, 2019	10,881	$90,113	$70,442	$154	$—	$160,709
Net income			23,644			23,644
Other comprehensive loss, net of tax				(1,343)		(1,343)
Dividends on common stock ($0.32 per share)		119	(3,417)			(3,298)
Common stock issued and related tax effects (1)	80	1,641				1,641
Treasury stock purchased, at cost	(505)				(7,442)	(7,442)
Balance, December 31, 2020	10,456	91,873	90,669	(1,189)	(7,442)	173,911
Net income			36,119			36,119
Other comprehensive income, net of tax				1,511		1,511
Dividends on common stock ($0.36 per share)		134	(3,751)			(3,617)
Common stock issued and related tax effects (1)	134	1,996				1,996
Treasury stock purchased, at cost	(199)				(4,191)	(4,191)
Balance, December 31, 2021	10,391	94,003	123,037	322	(11,633)	205,729
Net income			38,457			38,457
Other comprehensive loss, net of tax				(3,582)		(3,582)
Dividends on common stock ($0.43 per share)		163	(4,536)			(4,373)
Common stock issued and related tax effects (1)	195	3,038				3,038
Treasury stock purchased, at cost	(2)				(42)	(42)
Balance, December 31, 2022	10,584	$97,204	$156,958	$(3,260)	$(11,675)	$239,227

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
(In thousands)	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$38,457	$36,119	$23,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,159	181	7,000
Net amortization of purchase premiums and discounts on securities	13	209	241
Depreciation and amortization, net	2,756	1,609	1,909
SBA PPP deferred fees and costs	(1,413)	(1,464)	2,947
Deferred income tax benefit	(1,205)	(1,456)	(3,090)
Net securities realized gains	—	(46)	(322)
Stock compensation expense	1,681	1,617	1,411
Gain on sale of OREO	—	—	157
Gain on sale of mortgage loans, net	(1,399)	(4,567)	(6,344)
Gain on sale of SBA loans held for sale, net	(954)	(741)	(1,642)
BOLI income	(636)	(689)	(613)
Net change in other assets and liabilities	1,210	1,757	(2,975)
Net cash provided by operating activities	42,669	32,529	22,323
INVESTING ACTIVITIES
Purchases of securities held to maturity	(26,748)	(21,923)	—
Purchase of equity securities	(2,539)	(6,100)	—
Purchases of securities available for sale	(49,349)	(30,301)	(3,802)
(Purchases of) proceeds from sale of FHLB stock, at cost	(15,514)	7,044	3,590
Maturities and principal payments on debt securities held to maturity	5,339	7,643	—
Maturities and principal payments on debt securities available for sale	4,514	12,571	15,205
Proceeds from sales of securities available for sale	—	7,048	6,635
Proceeds from sales of equity securities	—	53	111
Proceeds from sale of OREO	—	—	1,566
Net decrease (increase) in SBA PPP loans	41,955	73,208	(121,182)
Net increase in loans	(497,927)	(89,104)	(77,348)
Proceeds from BOLI	468	595	422
(Purchases of) proceeds from sale of premises and equipment, net	(1,482)	(1,249)	(559)
Net cash used in investing activities	(541,283)	(40,515)	(175,362)
FINANCING ACTIVITIES
Net increase in deposits	28,647	200,922	307,845
Proceeds from (repayments of) borrowings, net	343,000	(160,000)	(83,000)
Proceeds from exercise of stock options, net of withheld taxes	1,357	379	229
Cash dividends on common stock	(4,373)	(3,617)	(3,298)
Purchase of treasury stock	(42)	(4,191)	(7,442)
Net cash provided by financing activities	368,589	33,493	214,334
(Decrease) increase in cash and cash equivalents	(130,025)	25,507	61,295
Cash and cash equivalents, beginning of period	244,818	219,311	158,016
Cash and cash equivalents, end of period	$114,793	$244,818	$219,311
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$10,069	$7,860	$14,687
Income taxes paid	13,929	13,990	11,112
Noncash investing activities:
Establishment of lease liability and right-of-use asset, net of terminations	1,238	3,138	28
Capitalization of servicing rights	152	126	722

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

Unity Bancorp, Inc. is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, the Bank, is chartered by the New Jersey Department of Banking and Insurance. The Bank provides a full range of commercial and retail banking services through nineteen branch offices located in Bergen, Hunterdon, Middlesex, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits.

Unity Investment Services, Inc. is a wholly-owned subsidiary of Unity Bank and is used to hold and administer part of the Bank’s investment portfolio. Unity Investment Services, Inc. has one subsidiary, Unity Delaware Investment 2, Inc., which has one subsidiary, Unity NJ REIT, Inc., which was formed in 2013 to hold real estate related loans.

The Company has two wholly-owned subsidiaries: Unity (NJ) Statutory Trust II and Unity Risk Management, Inc. For additional information on Unity (NJ) Statutory Trust II, see Note 7 to the Consolidated Financial Statements. Unity Risk Management, Inc. is the Company’s captive insurance company that insures risks to the Bank not insured by the traditional commercial insurance market.

Use of Estimates in the Preparation of Financial Statements

In preparing the consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial conditions and results of operations for the periods indicated. Amounts requiring the use of significant estimates include the allowance for loan losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale, other real estate owned, the valuation of securities and the determination of other-than-temporary impairment for securities and fair value disclosures. Actual results could differ from those estimates.

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has adversely affected local, national and global economic activity. Although, the economy has generally improved since March 2020, there still remains much uncertainty around the containment of the pandemic and the trajectory of the broader economic recovery. The Company continues to be subject to heightened business, operational (including fraud), market, credit and other risks related to the COVID-19 pandemic environment and changes in which people work and shop originating from the pandemic, which may have an adverse effect on the Company’s business, financial condition and results of operations.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, although LIBOR rates of certain tenors may be published until June 2023. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities until LIBOR becomes unavailable, including the Company’s subordinated notes, or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, the elimination and replacement of LIBOR or other reforms may adversely affect the value of, and the return on the Company's loans, and its investment securities.

Overall, the markets and customers serviced by the Company may be significantly impacted by the ongoing macro-economic trends, such as inflation and recessionary pressures created by a higher interest rate environment. The Company assesses the impact of inflation on an ongoing basis and the impacts of inflation may have an adverse effect on the Company’s business, financial condition and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits.

Securities

The Company classifies its securities into three categories, debt securities available for sale, debt securities held to maturity and equity securities with readily determinable fair values ("equity securities").

Debt securities that are classified as available for sale are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations and are reported as other comprehensive income, a separate component of shareholders’ equity, net of taxes. Debt securities classified as available for sale include debt securities that may be sold in response to changes in interest rates, changes in prepayment risks or for asset/liability management purposes or liquidity needs. The cost of debt securities sold is determined on a specific identification basis. Gains and losses on sales of debt securities are recognized in the Consolidated Statements of Income on a trade date basis.

Debt securities are classified as held to maturity based on management’s intent and ability to hold them to maturity. Such debt securities are stated at cost, adjusted for unamortized purchase premiums and discounts using the level yield method.

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

For additional information on securities, see Note 2 to the Consolidated Financial Statements.

Other-Than-Temporary Impairment

The Company has a process in place to identify debt securities that could potentially incur credit impairment that is other-than-temporary. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concern warrants such evaluation. This evaluation considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, the intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of certain SBA loans, other than loans originated under the Paycheck Protection Program, and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan. The Company may sell the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

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

For additional information on servicing assets, see Note 3 to the Consolidated Financial Statements.

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

Loans are charged off when collection is sufficiently questionable and when the Company can no longer justify maintaining the loan as an asset on the balance sheet. Loans qualify for charge-off when, after thorough analysis, all possible sources of repayment are insufficient. These include: 1) potential future cash flows, 2) value of collateral, and/or 3) strength of co-makers and guarantors. All unsecured loans are charged off upon the establishment of the loan’s nonaccrual status. Additionally, all loans classified as a loss or that portion of the loan classified as a loss is charged off. All loan charge-offs are approved by executive management and the Board of Directors.

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

For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is maintained at a level management considers adequate to provide for probable loan losses as of the balance sheet date. The allowance is increased by provisions charged to expense and is reduced by net charge-offs.

The level of the allowance is based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio and historical loan loss experience. The allowance for loan losses consists of specific reserves for individually impaired credits and TDRs, reserves for nonimpaired loans based on historical loss factors adjusted for general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations or local/national economic trends. This risk assessment process is performed at least quarterly and, as adjustments become necessary, they are realized in the periods in which they become known.

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

For additional information on the allowance for loan losses and reserve for unfunded loan commitments, see Note 4 to the Consolidated Financial Statements.

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

For additional information on premises and equipment, see Note 5 to the Consolidated Financial Statements.

Bank Owned Life Insurance

The Company purchased life insurance policies on certain members of management. Bank owned life insurance is recorded at its cash surrender value or the amount that can be realized.

Federal Home Loan Bank (“FHLB”) Stock

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

Other Real Estate Owned

Other real estate owned (“OREO”) is recorded at the fair value, less estimated costs to sell at the date of acquisition, with a charge to the allowance for loan losses for any excess of the loan carrying value over such amount. Subsequently, OREO is carried at the lower of cost or fair value, as determined by current appraisals. Certain costs that increase the value or extend the useful life in preparing properties for sale are capitalized to the extent that the appraisal amount exceeds the carrying value and expenses of holding foreclosed properties are charged to operations as incurred.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $1.5 million, which resulted from the 2005 acquisition of its Phillipsburg, New Jersey branch, is not impaired as of December 31, 2022.

Appraisals

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

Derivative Instruments and Hedging Activities

The Company utilizes derivative instruments in the form of interest rate swaps to hedge its exposure to interest rate risk in conjunction with its overall asset and liability risk management process. In accordance with accounting requirements, the Company formally designates all of its hedging relationships as either fair value hedges or cash flow hedges. The Company’s derivative instruments currently consist of cash flow hedges.

The Company recognizes all derivative instruments at fair value as either Other assets or Other liabilities on the Consolidated Balance Sheet and the related cash flows in the Operating Activities section of the Consolidated Statement of Cash Flows.

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

For additional information on derivative instruments and hedging activities, see Note 7 to the Consolidated Financial Statements.

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

For additional information on income taxes, see Note 11 to the Consolidated Financial Statements.

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

For additional information on net income per share, see Note 12 to the Consolidated Financial Statements.

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

For additional information on the Company’s stock-based compensation, see Note 14 to the Consolidated Financial Statements.

Fair Value

The Company follows FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” which provides a framework for measuring fair value under generally accepted accounting principles.

For additional information on the fair value of the Company’s financial instruments, see Note 15 to the Consolidated Financial Statements.

Other Comprehensive Income (Losses)

Other comprehensive income (loss) consists of the change in unrealized gains (losses) on SERP, securities available for sale and derivative related items that were reported as a component of shareholders’ equity, net of tax.

For additional information on other comprehensive income (loss), see Note 9 to the Consolidated Financial Statements.

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

In addition, ASU 2020-04 permits an entity to make a one-time election to sell, transfer or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. ASU 2020-04 was effective upon its issuance on March 12, 2020. However, it cannot be applied to contract modifications that occur after December 31, 2022. With certain exceptions, the ASU also cannot be applied to hedging relationships entered into or evaluated after that date. The company is currently evaluating the various optional expedients as well as impact of the adoption of ASU 2020-04 on its consolidated financial statements.

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

ASU 2022-06, “Reference Rate Reform (Topic 848)”: provides optional guidance to ease potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting during the transition period. The Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Updated 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022 – 12 months after the expected cessation date of all currencies and tenors of LIBOR. Because the current relief in Topic 848 may not cover a period during which a significant number of modifications may take place, the amendments in this update defer the sunset date of Topic 848 from December 21, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

New Accounting Guidance Adopted in the First Quarter 2023

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” amends the accounting guidance regarding the impairment of financial instruments. The FASB issued this guidance to replace the incurred loss impairment methodology with a new current credit loss (“CECL”) model. Under the new guidance, the Company will be required to measure expected credit losses by utilizing forward-looking information to assess its allowance for credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loans and held to maturity debt securities. CECL also applies to certain off-balance sheet exposures.

The Company will adopt the new CECL accounting guidance effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company has established a governance structure to implement the CECL accounting guidance and has developed a methodology and set of models to be used upon adoption. At December 31, 2022, the Company’s loan portfolio totaled, $2.1 billion with a corresponding allowance for loan losses of $25.2 million under current GAAP. Based on the Company’s current CECL model results that it has performed alongside the current process, the Company estimates that the adoption of the new guidance will result in an increase to the allowance for credit losses, including the reserve for off-balance sheet credit exposure (recorded in other liabilities) between $0.5 million to $1.0 million.

For other assets within the scope of the new CECL accounting guidance, such as held to maturity debt securities and other receivables, management expects the impact from adoption to be inconsequential. Additionally, the Company does not expect the adoption of CECL to have significant impact on regulatory capital ratios of the Company and/or the Bank.

The Company is reviewing the performance of its most recent model run. As the Company finalizes the CECL implementation, final decisions made by management may result in a different impact than that stated above for financial statement and disclosure purposes.

ASU 2020-03, "Codification Improvement to Financial Instruments." ASU 2020-03 clarifies that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32 of the FASB’s Accounting Standards Codification (ASC). ASU 2020-03 also clarifies that the contractual term of a net investment in a lease determined in accordance with ASC 842, “Leases,” should be the contractual term used to measure expected credit losses under ASC 326, “Financial Instruments – Credit Losses.” ASU 2020-03 also addresses amendments to ASC 860-20, “Transfers and Servicing – Sales of Financial Assets,” to clarify that when an entity regains control of financial assets sold, an allowance for credit losses should be recorded in accordance with ASC 326. The effective date and transition requirements for the amendment are the same as the effective date and transition requirements in ASU 2016-13. The Company is currently evaluating the impact of the adoption of ASU 2020-03 on its consolidated financial statements.

ASU 2022-01, “Derivatives and Hedging (Topic 815)”: ASU 2022-01 was issued to clarify the guidance in ACS 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the portfolio the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326)”: eliminates the guidance on troubled debt restructurings (“TDRs”) and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 requires that entities disclose if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. The Company is currently evaluating the impact of the adoption of ASU 2022-02 on its consolidated financial statements.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in its income statements as components of non-interest income are as follows:

●	Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
●	Other non-interest income primarily includes items such as letter of credit fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.

Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

Restrictions on Cash

Federal law required depository institutions to hold reserves in the form of vault cash or, if vault cash is insufficient, in the form of a deposit maintained with a Federal Reserve Bank. In response to COVID-19, on March 15, 2020, the FRB announced the reduction of the reserve requirement ratios to zero percent, effective March 26, 2020. This action eliminated the reserve requirement for depository institutions to help support lending to households and businesses.

In addition, the Company’s contract with its current electronic funds transfer (“EFT”) provider requires a predetermined balance be maintained in a settlement account controlled by the provider equal to the Company’s average daily net settlement position multiplied by four days. The required balance was $262 thousand and $156 thousand as of December 31, 2022 and 2021, respectively. This balance can be adjusted periodically to reflect actual transaction volume and seasonal factors.

2.    Securities

This table provides the major components of debt securities available for sale (“AFS”), held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at December 31, 2022 and December 31, 2021:

	December 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$16,961	$—	$(656)	$16,305	$—	$—	$—	$—
State and political subdivisions	635	—	(22)	613	996	6	(8)	994
Residential mortgage-backed securities	17,097	32	(1,654)	15,475	9,485	277	(13)	9,749
Corporate and other securities	66,495	106	(3,601)	63,000	45,961	164	(388)	45,737
Total debt securities available for sale	$101,188	$138	$(5,933)	$95,393	$56,442	$447	$(409)	$56,480
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(5,310)	$22,690	$10,000	$—	$(67)	$9,933
State and political subdivisions	1,115	67	—	1,182	—	—	—	—
Residential mortgage-backed securities	6,645	—	(1,939)	4,706	4,276	28	(8)	4,296
Total debt securities held to maturity	$35,760	$67	$(7,249)	$28,578	$14,276	$28	$(75)	$14,229
Equity securities:
Total equity securities	$10,703	$356	$(1,266)	$9,793	$8,163	$486	$(83)	$8,566

This table provides the remaining contractual maturities within the investment portfolios. The carrying value of securities at December 31, 2022 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

		After one through	After five through		Total carrying
	Within one year	five years	ten years	After ten years	value
(In thousands)	Amount	Amount	Amount	Amount	Amount
Available for sale at fair value:
U.S. Government sponsored entities	$488	$15,817	$—	$—	$16,305
State and political subdivisions	200	160	—	253	613
Residential mortgage-backed securities	4	408	1,031	14,032	15,475
Corporate and other securities	—	12,432	13,871	36,697	63,000
Total debt securities available for sale	$692	$28,817	$14,902	$50,982	$95,393
Held to maturity at cost
U.S. Government sponsored entities	$—	$—	$3,000	$25,000	$28,000
State and political subdivisions	—	—	—	1,115	1,115
Residential mortgage-backed securities	—	—	—	6,645	6,645
Total debt securities held for maturity	$—	$—	$3,000	$32,760	$35,760
Equity Securities at fair value:
Total equity securities	$—	$—	$—	$9,793	$9,793

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$15,817	$(622)	$1,432	$(34)	$17,249	$(656)
State and political subdivisions	160	(5)	253	(17)	413	(22)
Residential mortgage-backed securities	14,023	(1,448)	1,311	(206)	15,334	(1,654)
Corporate and other securities	23,445	(966)	31,948	(2,635)	55,393	(3,601)
Total temporarily impaired securities	$53,445	$(3,041)	$34,944	$(2,892)	$88,389	$(5,933)
Held to maturity:
U.S. Government sponsored entities	$15,659	$(2,341)	$7,031	$(2,969)	$22,690	$(5,310)
Residential mortgage-backed securities	4,707	(1,939)	—	—	4,707	(1,939)
Total temporarily impaired securities	$20,366	$(4,280)	$7,031	$(2,969)	$27,397	$(7,249)

	December 31, 2021
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
State and political subdivisions	$370	$(8)	$—	$—	$370	$(8)
Residential mortgage-backed securities	1,821	(13)	—	—	1,821	(13)
Corporate and other securities	17,281	(19)	8,394	(369)	25,675	(388)
Total temporarily impaired securities	$19,472	$(40)	$8,394	$(369)	$27,866	$(409)
Held to maturity:
U.S. Government sponsored entities	$9,933	$(67)	$—	$—	$9,933	$(67)
Residential mortgage-backed securities	823	(8)	—	—	823	(8)
Total temporarily impaired securities	$10,756	$(75)	$—	$—	$10,756	$(75)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations.

Realized Gains and Losses

Gross realized gains and losses on debt securities for the years ended December 31, 2022 and 2021 are detailed below.

There were no available for sale or held to maturity gross realized gains in 2022, compared to $42 thousand of gross realized gains in 2021 and $317 thousand of gross realized gains in 2020. There were no gross realized losses in 2022, 2021 or 2020.

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

The following is a summary of the gains and losses recognized in net income on equity securities for the past three years:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Net unrealized (losses) gains recognized during the period on equity securities	$(1,313)	$561	$(229)
Net gains recognized during the period on equity securities sold during the period	—	4	5
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(1,313)	$565	$(224)

3.    Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses for the past two years:

(In thousands)	December 31, 2022	December 31, 2021
SBA loans held for investment	$38,468	$36,075
SBA PPP loans	5,908	46,450
Commercial loans
SBA 504 loans	35,077	27,479
Commercial other	117,566	109,903
Commercial real estate	903,126	704,674
Commercial real estate construction	131,774	89,670
Residential mortgage loans	605,091	409,355
Consumer loans
Home equity	68,310	65,380
Consumer other	9,854	12,564
Residential construction loans	163,457	120,525
Total loans held for investment	$2,078,631	$1,622,075
SBA loans held for sale	27,928	27,373
Total loans	$2,106,559	$1,649,448

Loans are made to individuals as well as commercial entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type. A description of the Company’s different loan segments follows:

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

The CARES Act provided assistance to small businesses through the establishment of the SBA Paycheck Protection Program (“PPP”). The PPP provided eligible small businesses with funds to pay up to 24 weeks of payroll costs, including certain benefits. The funds were provided in the form of loans that may be fully or partially forgiven when used for payroll costs, interest on mortgages, rent or utilities. The payments on these loans were deferred for up to six months. Loans made after June 5, 2020, mature in five years, and loans made prior to June 5, 2020, mature in two years but can be extended to five years if the lender agrees. Forgiveness of the PPP loans is based on the borrower maintaining or quickly rehiring employees and maintaining salary levels. Applications for the PPP loans started on April 3, 2020 and were extended through August 8, 2020. The Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (the “Economic Aid Act”) became law on December 27, 2020. Among other things, the Economic Aid Act extended the PPP through March 31, 2021 and allocated additional funds for new PPP loans, to be guaranteed by the SBA. The extension included an authorization to make new PPP loans to existing PPP loan borrowers, and to make loans to parties that did not previously obtain a PPP loan. Loans originated under the extended PPP had substantially the same terms as existing PPP loans. As an existing SBA 7(a) lender, the Company opted to participate in the program.

Commercial Loans:  Commercial credit is extended primarily to middle market and small business customers. Commercial loans are generally made in the Company’s market place for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Loans are generally guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

Residential Mortgage, Consumer and Residential Construction Loans:  The Company originates mortgage and consumer loans including principally residential real estate, home equity lines and loans and residential construction lines. The Company originates qualified mortgages which are generally sold in the secondary market and nonqualified mortgages which are generally held for investment. Each loan type is evaluated on debt to income, type of collateral, loan to collateral value, credit history and Company relationship with the borrower.

In 2021, the Company enrolled in the “Upgrade Consumer Unsecured Loan Program” to purchase consumer unsecured loans. This loan product has a fixed rate, fully amortizing term for up to five years and a maximum loan amount of $50 thousand. Restrictions were placed on the loans purchased to limit the purchases to borrowers residing in New Jersey, southern New York, and eastern Pennsylvania and to limit purchases to borrowers with higher credit quality with a 700 FICO minimum. Upgrade services the loans on behalf of the Company. Upgrade is a financial technology company that utilizes artificial intelligence to underwrite personal loans and credit card installment loans to retail customers, in addition to credit monitoring and education tools.

Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan. A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans. The Company minimizes its credit risk by loan diversification and adhering to credit administration policies and procedures. Due diligence on loans begins when the Company initiates contact regarding a loan with a borrower. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan and other factors, are analyzed before a loan is submitted for approval. The loan portfolio is then subject to on-going internal reviews for credit quality, as well as independent credit reviews by an outside firm.

The Company’s extension of credit is governed by the Credit Risk Policy which was established to control the quality of the Company’s loans. These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

Credit Ratings

For SBA 7(a) and commercial loans, management uses internally assigned risk ratings as the best indicator of credit quality. A loan’s internal risk rating is reviewed at least annually and more frequently if circumstances warrant a change in risk rating. The Company uses a 1 through 10 loan grading system that follows regulatory accepted definitions.

Pass:  Risk ratings of 1 through 6 are used for loans that are performing, as they meet, and are expected to continue to meet, all of the terms and conditions set forth in the original loan documentation, and are generally current on principal and interest payments. These performing loans are termed “Pass”.

Special Mention:  Criticized loans are assigned a risk rating of 7 and termed “Special Mention”, as the borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Bank’s collateral and position. While potentially weak, these borrowers are currently marginally acceptable and no loss of interest or principal is anticipated. As a result, special mention assets do not expose an institution to sufficient risk to warrant adverse classification. Included in “Special Mention” could be turnaround situations, such as borrowers with deteriorating trends beyond one year, borrowers in start up or deteriorating industries, or borrowers with a poor market share in an average industry. "Special Mention" loans may include an element of asset quality, financial flexibility or below average management. Management and ownership may have limited depth or experience. Regulatory agencies have agreed on a consistent definition of “Special Mention” as an asset with potential weaknesses which, if left uncorrected, may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. This definition is intended to ensure that the “Special Mention” category is not used to identify assets that have as their sole weakness credit data exceptions or collateral documentation exceptions that are not material to the repayment of the asset.

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

A risk rating of 9 is used for borrowers that have all the weaknesses inherent in a loan with a risk rating of 8, with the added characteristic that the weaknesses make collection of debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely. The possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to strengthen the assets, the loan’s classification as loss is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures; capital injection; perfecting liens on additional collateral; and refinancing plans. Partial charge-offs are likely.

Loss:  Once a borrower is deemed incapable of repayment of unsecured debt, the risk rating becomes a 10, the loan is termed a “Loss” and charged-off immediately. Loans to such borrowers are considered uncollectible and of such little value that continuance as active assets of the Bank is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these basically worthless assets even though partial recovery may occur in the future.

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

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2022:

	December 31, 2022
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$37,163	$558	$747	$38,468
SBA PPP loans	5,908	—	—	5,908
Commercial loans
SBA 504 loans	35,077	—	—	35,077
Commercial other	110,107	6,220	1,239	117,566
Commercial real estate	894,110	6,228	2,788	903,126
Commercial real estate construction	131,774	—	—	131,774
Total commercial loans	1,171,068	12,448	4,027	1,187,543
Total commercial loans and SBA loans held for investment	$1,214,139	$13,006	$4,774	$1,231,919

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$601,730	$3,361	$605,091
Consumer loans
Home equity		68,310	—	68,310
Consumer other		9,854	—	9,854
Total consumer loans		78,164	—	78,164
Residential construction loans		160,025	3,432	163,457
Total residential mortgage, consumer and residential construction loans		$839,919	$6,793	$846,712

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2021:

	December 31, 2021
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$34,959	$745	$371	$36,075
SBA PPP loans	46,450	—	—	46,450
Commercial loans
SBA 504 loans	27,479	—	—	27,479
Commercial other	105,388	1,976	2,539	109,903
Commercial real estate	694,627	7,980	2,067	704,674
Commercial real estate construction	86,770	2,900	—	89,670
Total commercial loans	914,264	12,856	4,606	931,726
Total commercial loans and SBA loans held for investment	$995,673	$13,601	$4,977	$1,014,251

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$406,093	$3,262	$409,355
Consumer loans
Home equity		65,170	210	65,380
Consumer other		12,564	—	12,564
Total consumer loans		77,734	210	77,944
Residential construction loans		117,403	3,122	120,525
Total residential mortgage, consumer and residential construction loans		$601,230	$6,594	$607,824

Nonperforming and Past Due Loans

Nonperforming loans consist of loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being delinquent for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. Loans past due 90 days or more and still accruing interest are not included in nonperforming loans and generally represent loans that are well secured and in process of collection. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The Company values its collateral through the use of appraisals, broker price opinions and knowledge of its local market.

The following tables set forth an aging analysis of past due and nonaccrual loans as of December 31, 2022 and December 31, 2021:

	December 31, 2022
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due (1)	Current	Total loans
SBA loans held for investment	$—	$576	$—	$690	$1,266	$37,202	$38,468
Commercial loans
SBA 504 loans	—	—	—	—	—	35,077	35,077
Commercial other	198	300	—	777	1,275	116,291	117,566
Commercial real estate	22	188	—	805	1,015	902,111	903,126
Commercial real estate construction	—	—	—	—	—	131,774	131,774
Residential mortgage loans	—	982	—	3,361	4,343	600,748	605,091
Consumer loans
Home equity	—	—	—	—	—	68,310	68,310
Consumer other	18	7	—	—	25	9,829	9,854
Residential construction loans	—	—	—	3,432	3,432	160,025	163,457
Total loans held for investment	238	2,053	—	9,065	11,356	2,061,367	2,072,723
SBA loans held for sale	2,195	—	—	—	2,195	25,733	27,928
Total loans, excluding SBA PPP	$2,433	$2,053	$—	$9,065	$13,551	$2,087,100	$2,100,651

(1)	At December 31, 2022, the Company had $1.4 million of SBA PPP loans past due. The Company is in process of working through these past due credits with the SBA and the relevant customers.

	December 31, 2021
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due (2)	Current	Total loans
SBA loans held for investment	$1,558	$—	$—	$510	$2,068	$34,007	$36,075
Commercial loans
SBA 504 loans	—	—	—	—	—	27,479	27,479
Commercial other	—	33	—	2,216	2,249	107,654	109,903
Commercial real estate	334	565	—	366	1,265	703,409	704,674
Commercial real estate construction	—	—	—	—	—	89,670	89,670
Residential mortgage loans	3,688	—	—	3,262	6,950	402,405	409,355
Consumer loans
Home equity	39	—	—	210	249	65,131	65,380
Consumer other	—	—	—	—	—	12,564	12,564
Residential construction loans	—	845	—	3,122	3,967	116,558	120,525
Total loans held for investment	5,619	1,522	—	9,686	16,827	1,605,248	1,622,075
SBA loans held for sale	—	—	—	—	—	27,373	27,373
Total loans, excluding SBA PPP	$5,619	$1,522	$—	$9,686	$16,827	$1,632,621	$1,649,448

(2)	At December 31, 2021, the Company had $79 thousand of SBA PPP loans past due. The Company is in process of working through these past due credits with the SBA and the relevant customers.

Impaired Loans

The Company has defined impaired loans to be all nonperforming loans and troubled debt restructurings. Management considers a loan impaired when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated for impairment with the associated allowance amount, if applicable, as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment	$687	$399	$—
Commercial loans
Commercial other	10	10	—
Commercial real estate	3,169	2,219	—
Total commercial loans	3,179	2,229	—
Residential mortgage loans	2,054	2,022	—
Total impaired loans with no related allowance	5,920	4,650	—

With an allowance:
SBA loans held for investment	316	291	115
Commercial loans
Commercial other	2,022	872	516
Total commercial loans	2,022	872	516
Residential mortgage loans	1,345	1,339	36
Residential construction loans	3,432	3,432	1,112
Total impaired loans with a related allowance	7,115	5,934	1,779

Total individually evaluated impaired loans:
SBA loans held for investment	1,003	690	115
Commercial loans
Commercial other	2,032	882	516
Commercial real estate	3,169	2,219	—
Total commercial loans	5,201	3,101	516
Residential mortgage loans	3,399	3,361	36
Residential construction loans	3,432	3,432	1,112
Total individually evaluated impaired loans	$13,035	$10,584	$1,779

	December 31, 2021
	Unpaid
	principal	Recorded	Specific
(In thousands)	balance	investment	reserves
With no related allowance:
SBA loans held for investment	$606	$506	$—
Commercial loans
Commercial other	71	70	—
Commercial real estate	1,493	1,493	—
Total commercial loans	1,564	1,563	—
Residential mortgage loans	1,630	1,630	—
Consumer loans:
Home equity	210	210	—
Residential construction loans	2,636	2,636	—
Total impaired loans with no related allowance	6,646	6,545	—

With an allowance:
SBA loans held for investment	35	4	4
Commercial loans
Commercial other	2,832	2,531	2,490
Commercial real estate	973	126	125
Total commercial loans	3,805	2,657	2,615
Residential mortgage loans	1,632	1,632	80
Consumer loans:
Home equity	427	427	56
Residential construction loans	486	486	68
Total impaired loans with a related allowance	6,385	5,206	2,823

Total individually evaluated impaired loans:
SBA loans held for investment	641	510	4
Commercial loans
Commercial other	2,903	2,601	2,490
Commercial real estate	2,466	1,619	125
Total commercial loans	5,369	4,220	2,615
Residential mortgage loans	3,262	3,262	80
Consumer loans:
Home equity	637	637	56
Residential construction loans	3,122	3,122	68
Total individually evaluated impaired loans	$13,031	$11,751	$2,823

The following table presents the average recorded investments in impaired loans and the related amount of interest recognized during the time period in which the loans were impaired for the years ended December 31, 2022, 2021 and 2020. The average balances are calculated based on the month-end balances of impaired loans. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method, therefore no interest income is recognized. The interest recognized on impaired loans noted below represents accruing troubled debt restructurings only and nominal amounts of income recognized on a cash basis for well-collateralized impaired loans.

	For the years ended December 31,
	2022		2021		2020
		Interest		Interest		Interest
		income		income		income
	Average	recognized	Average	recognized	Average	recognized
	recorded	on impaired	recorded	on impaired	recorded	on impaired
(In thousands)	investment	loans	investment	loans	investment	loans
SBA loans held for investment	$940	$33	$1,118	$102	$1,674	$70
Commercial loans
SBA 504 loans	—	—	—	—	150	32
Commercial other	1,481	109	889	59	93	31
Commercial real estate	2,073	134	1,637	137	1,232	124
Commercial real estate construction	—	—	—	—	—	33
Residential mortgage loans	2,869	38	4,358	17	5,409	131
Consumer loans
Home equity	453	8	553	23	726	67
Consumer other	—	—	1	—	—	—
Residential construction loans	2,936	49	2,718	50	165	—
Total	$10,752	$371	$11,274	$388	$9,449	$488

Troubled Debt Restructurings

The Company’s loan portfolio includes certain loans that have been modified as a troubled debt restructuring (“TDR”). TDRs occur when a creditor, for economic or legal reasons related to a debtor’s financial condition, grants a concession to the debtor that it would not otherwise consider, unless it results in a delay in payment that is insignificant. These concessions typically include reductions in interest rate, extending the maturity of a loan, other modifications of payment terms or a combination of modifications. When the Company modifies a loan, management evaluates for any possible impairment using either the discounted cash flows method, where the value of the modified loan is based on the present value of expected cash flows, discounted at the contractual interest rate of the original loan agreement, or by using the fair value of the collateral less selling costs if the loan is collateral-dependent. If management determines that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized by segment or class of loan, as applicable, through an allowance estimate or charge-off to the allowance. This process is used, regardless of loan type, and for loans modified as TDRs that subsequently default on their modified terms.

TDRs of $1.4 million and $1.0 million are included in the impaired loan numbers as of December 31, 2022 and December 31, 2021, respectively. The increase in TDRs was due to the addition of two loans, partially offset by the payoff of two TDRs. At December 31, 2022 and December 31, 2021, there were no specific reserves on the TDRs. The TDRs are in accrual status since they are performing in accordance with the restructured terms. There are no commitments to lend additional funds on these loans.

To date, the Company’s TDRs consisted of principal reduction, interest only periods and maturity extensions. There were no loans modified as a TDR within the previous 12 months that subsequently defaulted at some point during the year ended December 31, 2022. In this case, the subsequent default is defined as 90 days past due or transferred to nonaccrual status.

Other Loan Information

Servicing Assets:

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party investors, amounted to approximately $85.8 million and $106.1 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the carrying value, which approximates fair value, of servicing assets was $691 thousand and $1.0 million, respectively, and is included in Other assets. A summary of the changes in the related servicing assets for the past three years follows:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Balance, beginning of year	$1,013	$1,857	$2,026
Servicing assets capitalized	152	126	722
Amortization of expense, net	(474)	(970)	(891)
Balance, end of year	$691	$1,013	$1,857

In addition, the Company had a $641 thousand and $915 thousand in discounts related to the retained portion of unsold SBA loans at December 31, 2022 and 2021, respectively.

Officer and Director Loans:

In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of year	$11,502	$12,082
New loans and advances	—	402
Loan repayments	(784)	(982)
Loans removed	(2,594)	—
Balance, end of year	$8,124	$11,502

Loan Portfolio Collateral:

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2022, and December 31, 2021, respectively, approximately 96% and 92% of the Company’s loan portfolio was secured by real estate.

4.    Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

Allowance for Loan Losses

The Company has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. At a minimum, the adequacy of the allowance for loan losses is reviewed by management on a quarterly basis. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. For purposes of determining the allowance for loan losses, the Company has segmented the loans in its portfolio by loan type. Loans are segmented into the following pools: SBA 7(a), commercial, residential mortgages, consumer and residential construction loans. Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan. Commercial loans are divided into the following five classes: commercial real estate, commercial real estate construction, unsecured business line of credit, commercial other and SBA 504. Consumer loans are divided into two classes as follows: home equity and other.

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are evaluated for individual impaired loans and TDRs. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. Within the five-year historical net charge-off rate, the Company weights the past three years more heavily. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

●	For SBA 7(a) and commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The loan grading system incorporates reviews of the financial performance of the borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. It also incorporates analysis of the type of collateral and the relative loan to value ratio.
●	For residential mortgage, consumer and residential construction loans, the estimate of loss is based on pools of loans with similar characteristics. Factors such as credit score, delinquency status and type of collateral are evaluated. Factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the past three years:

	For the year ended December 31, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Charge-offs	(59)	(1,000)	—	(398)	—	(1,457)
Recoveries	33	109	3	47	—	192
Net (charge-offs) recoveries	(26)	(891)	3	(351)	—	(1,265)
Provision for (credit to) loan losses charged to expense	(173)	1,092	1,333	670	1,237	4,159
Balance, end of period	$875	$15,254	$5,450	$990	$2,627	$25,196

	For the year ended December 31, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,301	$14,992	$5,318	$681	$813	$23,105
Charge-offs	(591)	(551)	—	(4)	—	(1,146)
Recoveries	86	34	42	—	—	162
Net recoveries (charge-offs)	(505)	(517)	42	(4)	—	(984)
Provision for (credit to) loan losses charged to expense	278	578	(1,246)	(6)	577	181
Balance, end of period	$1,074	$15,053	$4,114	$671	$1,390	$22,302

	For the year ended December 31, 2020
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,079	$9,722	$4,254	$625	$715	$16,395
Charge-offs	(26)	(669)	(200)	—	—	(895)
Recoveries	83	522	—	—	—	605
Net (charge-offs) recoveries	57	(147)	(200)	—	—	(290)
Provision for loan losses charged to expense	165	5,417	1,264	56	98	7,000
Balance, end of period	$1,301	$14,992	$5,318	$681	$813	$23,105

The following tables present loans and their related allowance for loan losses, by portfolio segment, as of December 31st for the past two years:

	December 31, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$115	$516	$36	$—	$1,112	$1,779
Collectively evaluated for impairment	760	14,738	5,414	990	1,515	23,417
Total	$875	$15,254	$5,450	$990	$2,627	$25,196
Loan ending balances:
Individually evaluated for impairment	$690	$3,101	$3,361	$—	$3,432	$10,584
Collectively evaluated for impairment	71,614	1,184,442	601,730	78,164	160,025	2,095,975
Total	$72,304	$1,187,543	$605,091	$78,164	$163,457	$2,106,559

	December 31, 2021
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	Construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$4	$2,615	$80	$56	$68	$2,823
Collectively evaluated for impairment	1,070	12,438	4,034	615	1,322	19,479
Total	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Loan ending balances:
Individually evaluated for impairment	$510	$4,220	$3,262	$637	$3,122	$11,751
Collectively evaluated for impairment	82,015	927,506	406,093	77,307	117,403	1,610,324
Total	$82,525	$931,726	$409,355	$77,944	$120,525	$1,622,075

The Company allocated an additional reserve for loans with a substandard rating, not otherwise considered for specific reserves.

Reserve for Unfunded Loan Commitments

In addition to the allowance for loan losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At December 31, 2022, a $0.5 million commitment reserve was reported on the balance sheet in “Other liabilities”, compared to a $0.4 million commitment reserve at December 31, 2021.

5.    Premises and Equipment

The detail of premises and equipment as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2022	December 31, 2021
Land and buildings	$24,547	$23,576
Furniture, fixtures and equipment	12,540	12,219
Leasehold improvements	3,108	2,917
Gross premises and equipment	40,195	38,712
Less: Accumulated depreciation	(20,193)	(18,798)
Net premises and equipment	$20,002	$19,914

Amounts charged to noninterest expense for depreciation of premises and equipment amounted to $1.4 million and $1.6 in 2022 and 2021, respectively.

6.    Deposits

The following table details the maturity distribution of time deposits as of December 31st for the past two years:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2022:
Less than $250,000	$134,611	$39,583	$35,208	$148,554	$357,956
$250,000 or more	3,528	19,787	16,509	27,520	67,344
At December 31, 2021:
Less than $250,000	$67,614	$20,515	$43,126	$126,374	$257,629
$250,000 or more	3,191	2,248	13,686	14,666	33,791

The following table presents the expected maturities of time deposits over the next five years:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Balance maturing	$249,226	$80,777	$66,234	$18,101	$10,636	$326	$425,300

Time deposits with balances of $250 thousand or more totaled $67.3 million and $33.8 million at December 31, 2022 and 2021, respectively.

7.    Borrowed Funds, Subordinated Debentures and Derivatives

The following table presents the period-end and weighted average rate for borrowed funds and subordinated debentures as of the past two year end dates:

	2022		2021
(In thousands)	Amount	Rate	Amount	Rate
FHLB borrowings :
At December 31,	$383,000	4.30%	$40,000	1.81%
Subordinated debentures:
At December 31,	$10,310	6.32%	$10,310	1.69%

The following table presents the expected maturities of borrowed funds and subordinated debentures over the next five years:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
FHLB borrowings	$343,000	$40,000	$—	$—	$—	$—	$383,000
Subordinated debentures	—	—	—	—	—	10,310	10,310
Total borrowings	$343,000	$40,000	$—	$—	$—	$10,310	$393,310

Subordinated Debentures

At December 31, 2022 and 2021, the Company was a party in the following subordinated debenture transactions:

●	On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is the three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 6.32% at December 31, 2022 and 1.69% at December 31, 2021. At December 31, 2020, the subordinated debentures had a swap instrument which modified the borrowing to a 3 year fixed rate borrowing at 3.435%. The swap instrument matured on June 23, 2021.
●	In connection with the formation of the statutory business trust, the trust also issued $465 thousand of common equity securities to the Company, which together with the proceeds stated above were used to purchase the subordinated debentures, under the same terms and conditions. At December 31, 2022 and 2021, $310 thousand of the common equity securities remained.

The capital securities in the above transaction have preference over the common securities with respect to liquidation and other distributions and qualify as Tier 1 capital. Under the terms of the Dodd-Frank Wall Street Reform and Consumer Protection Act, these securities will continue to qualify as Tier 1 capital as the Company has less than $10 billion in assets. In accordance with FASB ASC Topic 810, “Consolidation,” the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II because it is not the primary beneficiary. The additional capital from this transaction was used to bolster the Company’s capital ratios and for general corporate purposes, including among other things, capital contributions to the Bank.

The Company has the ability to defer interest payments on the subordinated debentures for up to 5 years without being in default. Due to the redemption provisions of these securities, the expected maturity could differ from the contractual maturity.

Derivative Financial Instruments and Hedging Activities

Derivative Financial Instruments

The Company has derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s balance sheet as Other assets or Other liabilities.

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

At December 31, 2022, the Company had no cash collateral pledged for these derivatives, compared to $1.3 million at December 31, 2021. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at December 31, 2022 and 2021, respectively is as follows:

(In thousands, except percentages and years)	December 31, 2022	December 31, 2021
Notional amount	$20,000	$40,000
Fair value	$1,537	$408
Weighted average pay rate	0.83%	0.98%
Weighted average receive rate	1.50%	0.19%
Weighted average maturity in years	2.57	2.37
Number of contracts	1	2

During the twelve months ended December 31, 2022 and 2021, the Company received variable rate LIBOR payments from and paid fixed rates in accordance with its interest rate swap agreements. The unrealized gains relating to interest rate swaps are recorded as a derivative asset and are included in Prepaid expenses and other assets in the Company’s Balance Sheet, and the unrealized losses are recorded as a derivative liability and are included in Accrued expenses and other liabilities. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents the net gains (losses) recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at December 31, 2022, and 2021 respectively:

	For the years ended December 31,
(In thousands)	2022	2021
Gain recognized in OCI, net of tax	$1,566	$1,029
Gain (loss) reclassified from AOCI into net income, net of tax	$754	$(450)

8.  Leases and Commitments

Leases

Operating leases in which the Bank is the lessee and the term is greater than 12 months, are recorded as right of use ("ROU") assets and lease liabilities, and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on the Bank’s Consolidated Balance Sheets. The Bank does not currently have any finance leases in which it is the lessee.

Operating lease ROU assets represent the Bank’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Bank’s incremental borrowing rate. The borrowing rate for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy expense in the Consolidated Statements of Income.

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

Operating lease ROU assets totaled $5.6 million at December 31, 2022, compared to $5.2 million at December 31, 2021. As of December 31, 2022, operating lease liabilities totaled $5.6 million, compared to $5.3 million at December 31, 2021.

The table below summarizes the Company’s net lease cost:

	For the years ended December 31,
(In thousands)	2022	2021
Operating lease cost	$724	$638
Net lease cost	$724	$638

The table below summarizes the cash and non-cash activities associated with the Company’s leases:

	For the years ended December 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$700	$614
ROU assets obtained in exchange for new operating lease liabilities	$1,749	$3,138

In 2022, the Company terminated one lease. This decreased the ROU asset and lease liability by $0.5 million, respectively.

The table below summarizes other information related to the Company’s operating leases:

(In thousands, except percentages and years)	December 31, 2022	December 31, 2021
Weighted average remaining lease term in years	10.77	11.40
Weighted average discount rate	3.21%	3.20%

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	December 31, 2022
2023	$741
2024	695
2025	691
2026	702
2027	656
2028 and thereafter	3,010
Total lease payments	$6,495
Less: Interest	(854)
Present value of lease liabilities	$5,641

As of December 31, 2022, the Company had not entered into any material leases that have not yet commenced.

Commitments to Borrowers

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon the request of the borrower. The Company was committed to advance approximately $514.8 million to its borrowers as of December 31, 2022, compared to $399.8 million at December 31, 2021. At December 31, 2022, $177.7 million of these commitments expire within one year, compared to $170.1 million a year earlier. At December 31, 2022, the Company had $5.6 million in standby letters of credit compared to $4.3 million at December 31, 2021. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments.

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

9.  Accumulated Other Comprehensive Income (Loss)

The following tables shows the changes in other comprehensive (loss) income for the past three years:

	For the year ended December 31, 2022
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$29	$—	$293	$322
Other comprehensive (loss) income before reclassifications	(5,447)	—	1,582	(3,865)
Less amounts reclassified from accumulated other comprehensive (loss)	(1,037)	—	754	(283)
Period change	(4,410)	—	828	(3,582)
Balance, end of period	$(4,381)	$—	$1,121	$(3,260)

	For the year ended December 31, 2021
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	(losses) gains	other
	(losses) gains on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	(loss) income
Balance, beginning of period	$(215)	$(238)	$(736)	$(1,189)
Other comprehensive loss before reclassifications	722	—	579	1,301
Less amounts reclassified from accumulated other comprehensive income (loss)	478	(238)	(450)	(210)
Period change	244	238	1,029	1,511
Balance, end of period	$29	$—	$293	$322

	For the year ended December 31, 2020
		Adjustments	Net unrealized	Accumulated
	Net unrealized	related to	gains (losses)	other
	gains (losses) on	defined benefit	from cash flow	comprehensive
(In thousands)	securities	plan	hedges	income (loss)
Balance, beginning of period (1)	$316	$(295)	$169	$190
Other comprehensive loss before reclassifications	(422)	—	(1,224)	(1,646)
Less amounts reclassified from accumulated other comprehensive income (loss)	73	(57)	(319)	(303)
Period change	(495)	57	(905)	(1,343)
Balance, end of period (1)	$(179)	$(238)	$(736)	$(1,153)

(1)	AOCI does not reflect the net reclassification of $36 thousand to Retained Earnings as a result of ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" & ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income".

10.  Shareholders’ Equity

Shareholders’ equity increased $33.5 million to $239.2 million at December 31, 2022 compared to $205.7 million at December 31, 2021, primarily due to net income of $38.5 million. Other items impacting shareholders’ equity included $4.4 million in cash dividends paid on common stock, and $3.6 million in accumulated other comprehensive loss, net of tax, $3.0 million from the issuance of common stock under employee benefit plans and treasury stock purchases of $42 thousand. The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. A total of 1,572 shares were repurchased at an average price of $26.49 during 2022, leaving 570 thousand shares available for repurchase. A total of 199 thousand shares were repurchased at an average price of $21.04 during 2021, of which 20 thousand shares were repurchased under the prior repurchase plan, leaving 571 thousand shares available for repurchase.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1, 2022 through March 31, 2022	0	$0	0	571,716
April 1, 2022 through June 30, 2022	0	0	0	571,716
July 1, 2022 through September 30, 2022	0	0	0	571,716
October 1, 2022 through December 31, 2022	1,572	26.49	1,572	570,144

11.  Income Taxes

The components of the provision for income taxes for the past three years are as follows:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Federal - current provision	$10,354	$9,837	$7,828
Federal - deferred benefit	(1,103)	(944)	(2,043)
Total federal provision	9,251	8,893	5,785
State - current provision	3,815	3,630	2,737
State - deferred benefit	(102)	(512)	(1,047)
Total state provision	3,713	3,118	1,690
Total provision for income taxes	$12,964	$12,011	$7,475

Reconciliation between the reported income tax provision and the amount computed by multiplying income before taxes by the statutory Federal income tax rate for the past three years is as follows:

	For the years ended December 31,
(In thousands, except percentages)	2022	2021	2020
Federal income tax provision at statutory rate	$10,798	$10,107	$6,535
Increases (decreases) resulting from:
Stock option and restricted stock	(297)	(173)	(93)
Bank owned life insurance	(134)	(145)	(129)
Tax-exempt interest	(4)	(6)	(13)
Meals and entertainment	10	7	9
Captive insurance premium	(306)	(262)	(193)
State income taxes, net of federal income tax effect	2,933	2,463	1,335
Other, net	(36)	20	24
Provision for income taxes	$12,964	$12,011	$7,475
Effective tax rate	25.2%	25.0%	24.0%

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The components of the net deferred tax asset at December 31, 2022 and 2021 are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan losses	$6,871	$6,299
SERP	1,575	1,277
Stock-based compensation	1,133	1,010
Deferred compensation	1,183	912
Depreciation	648	451
Deferred fees and loan costs, net	408	443
EVP retirement plan	—	153
Net unrealized securities losses	1,652	—
Commitment reserve	147	113
Net other deferred tax assets	154	525
Gross deferred tax assets	13,771	11,183
Deferred tax liabilities:
Goodwill	432	428
Prepaid insurance	478	474
Deferred servicing fees	47	99
Net unrealized securities gains	—	9
Bond accretion	30	17
Interest rate swaps	439	116
Total deferred tax liabilities	1,426	1,143
Net deferred tax asset	$12,345	$10,040

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

Included as a component of deferred tax assets is an income tax expense (benefit) related to unrealized gains (losses) on securities available for sale, a supplemental retirement plan (“SERP”) and interest rate swaps. The after-tax component of each of these is included in other comprehensive income (loss) in shareholders’ equity. The after-tax component related to securities available for sale was an unrealized loss of $4.4 million for 2022, compared to an unrealized gain of $29 thousand in 2021. The after-tax component related to the interest rate swaps was an unrealized gain of $1.1 million for 2022, compared to an unrealized gain of $293 thousand for 2021.

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2022 or 2021. The Company does not have an accrual for uncertain tax positions as of December 31, 2022 or 2021, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2019 and thereafter are subject to future examination by tax authorities.

12.  Net Income per Share

The following is a reconciliation of the calculation of basic and diluted net income per share for the past three years:

	For the years ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Net income	$38,457	$36,119	$23,644
Weighted average common shares outstanding - Basic	10,508	10,403	10,709
Plus: Potential dilutive common stock equivalents	197	143	105
Weighted average common shares outstanding - Diluted	10,705	10,546	10,814
Net income per common share - Basic	$3.66	$3.47	$2.21
Net income per common share - Diluted	3.59	3.43	2.19
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	1,364	259	414

13.  Regulatory Capital

Under the Economic Growth, Regulatory Relief and Consumer Protection Act, the Bank is considered a qualifying community banking organization, which allows the Bank to elect to opt into the community bank leverage ratio ("CBLR") in its regulatory filings. The Bank has opted into the CBLR, and is therefore is not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank at December 31, 2022 and at December 31,2021:

	At December 31, 2022		At December 31, 2021
	Company	Bank	Company	Bank
CBLR	10.88%	10.34%	10.51%	10.00%

14.  Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for 2022, 2021 and 2020 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2019	614,311	$14.78	6.9	$4,783,402
Options granted	151,500	19.80
Options exercised	(63,011)	7.16
Options forfeited	(30,000)	19.50
Options expired	—	—
Outstanding at December 31, 2020	672,800	$16.42	6.8	$1,952,568
Options granted	89,000	19.21
Options exercised	(71,267)	8.84
Options forfeited	(2,000)	18.64
Options expired	—	—
Outstanding at December 31, 2021	688,533	$17.56	6.6	$5,986,666
Options granted	—	—
Options exercised	(115,538)	14.70
Options forfeited	(13,496)	19.75
Options expired	—	—
Outstanding at December 31, 2022	559,499	$18.09	5.9	$5,168,740
Exercisable at December 31, 2022	455,014	$17.76	5.5	$4,353,237

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of December 31, 2022, 281,500 options and 209,400 shares of restricted stock have been awarded from the plan. In addition, 15,496 unvested options and 12,400 unvested shares of restricted stock were cancelled and returned to the plan leaving 36,996 shares available for future grants.

The fair values of the options granted during 2021 and 2020 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions. There were no options granted during 2022.

	For the years ended December 31,
	2022	2021	2020
Number of options granted	—	89,000	151,500
Weighted average exercise price	$—	$19.21	$19.80
Weighted average fair value of options	$—	$7.72	$6.12
Expected life in years (1)	—	8.38	8.50
Expected volatility (2)	—%	43.69%	32.69%
Risk-free interest rate (3)	—%	1.14%	1.28%
Dividend yield (4)	—%	1.68%	1.64%

(1)	The expected life of the options was estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.
(2)	The expected volatility of the Company’s stock price was based on the historical volatility over the period commensurate with the expected life of the options.
(3)	The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the date of grant.
(4)	The expected dividend yield is the projected annual yield based on the grant date stock price.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during 2022, 2021 and 2020:

	For the years ended December 31,
	2022	2021	2020
Number of options exercised	115,538	71,267	63,011
Total intrinsic value of options exercised	$1,614,421	$974,776	$564,314
Cash received from options exercised	1,698,357	630,302	451,420
Tax deduction realized from options	485,698	293,261	169,774

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$7.25 - $16.51	140,533	4.0	$11.93	128,867	$11.54
$16.52 - $19.26	135,166	6.8	18.08	97,013	18.16
$19.27 - $20.88	143,500	6.5	20.30	110,834	20.22
$20.89 - $22.57	140,300	6.4	22.02	118,300	21.92
Total	559,499	5.9	$18.09	455,014	$17.76

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the years ended December 31, 2022, 2021 and 2020 are detailed in the following table:

	For the years ended December 31,
	2022	2021	2020
Compensation expense	$567	$867	$744
Income tax benefit	164	251	215

As of December 31, 2022, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $350 thousand. That cost is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the year ended December 31, 2022:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2021	119,487	$21.00
Granted	97,700	27.48
Cancelled	(11,587)	23.29
Vested	(41,030)	20.68
Nonvested restricted stock at December 31, 2022	164,570	$24.77

Restricted stock awards granted during the years ended December 31, 2022, 2021 and 2020 were as follows:

	For the years ended December 31,
	2022	2021	2020
Number of shares granted	97,700	68,550	27,250
Average grant date fair value	$27.48	$22.15	$17.12

Compensation expense related to the restricted stock for the years ended December 31, 2022, 2021 and 2020 is detailed in the following table:

	For the years ended December 31,
	2022	2021	2020
Compensation expense	$1,114	$750	$667
Income tax benefit	$320	$217	$193

As of December 31, 2022, there was approximately $3.3 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 3.0 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $790 thousand, $786 thousand, and $675 thousand to the Plan in 2022, 2021 and 2020, respectively.

Deferred Fee Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer 100 percent of their total compensation. Director and executive deferred compensation totaled $674 thousand in 2022, $593 thousand in 2021 and $591 thousand in 2020, and the interest paid on deferred balances totaled $162 thousand in 2022, $136 thousand in 2021 and $132 thousand in 2020. The deferred balances distributed totaled $14 thousand in 2022, 2021 and 2020.

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

No contributions or payments have been made for the year 2022, 2021 or 2020. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the years ended December 31, 2022, 2021 and 2020:

	For the years ended December 31,
(In thousands)	2022	2021	2020
Service cost	$150	$515	$126
Interest cost	186	161	147
Amortization of prior service cost	—	332	83
Net periodic benefit cost	$336	$1,008	$356

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the years ended December 31, 2022, 2021 and 2020

	For the years ended December 31,
(In thousands)	2022	2021	2020
Benefit obligation, beginning of year	$4,521	$3,845	$3,572
Service cost	150	515	126
Interest cost	186	161	147
Benefit obligation, end of period	$4,857	$4,521	$3,845

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

As of December 31, 2022, the Company had total expenses related to the Plan of $142 thousand, compared to $108 thousand in 2021 and $86 thousand in 2020. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $22 thousand in 2022 and $5 thousand in 2021 and 2020, respectively. Additionally, $55 thousand of prior period expense was reversed during 2022. This was related to adjustments made to the members of management participating in the plan.

15.  Fair Value

Fair Value Measurement

The Company follows FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

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

As of December 31, 2022, the fair value of the Company’s AFS debt securities portfolio was $95.4 million. The portfolio contains residential mortgage-backed securities, most of which, are guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at December 31, 2022. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are certain corporate bonds which are classified as Level 3 assets at December 31, 2022. The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
(In thousands)	2022	2021
Balance at beginning of period	$5,074	$4,400
Purchases/additions	—	—
Sales/reductions	—	—
Realized	—	—
Unrealized (losses) gains	(399)	674
Balance at end of period	$4,675	$5,074

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

As of December 31, 2022, the fair value of the Company’s equity securities portfolio was $9.8 million.

All of the Company’s equity securities were classified as Level 2 assets at December 31, 2022. The valuation of securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended December 31, 2022, as compared to the period ended December 31, 2021.

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

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31st for the past two years:

	Fair Value Measurements at December 31, 2022 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,305	$—	$16,305	$—
State and political subdivisions	613	—	613	—
Residential mortgage-backed securities	15,475	—	15,475	—
Corporate and other securities	63,000	—	58,325	4,675
Total debt securities available for sale	$95,393	$—	$90,718	$4,675

Equity securities with readily determinable fair values	9,793	—	9,793	—
Total equity securities	$9,793	$—	$9,793	$—

Interest rate swap agreements	1,537	—	1,537	—
Total swap agreements	$1,537	$—	$1,537	$—

	Fair value Measurements at December 31, 2021 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$—	$—	$—	$—
State and political subdivisions	994	—	994	—
Residential mortgage-backed securities	9,749	—	9,749	—
Corporate and other securities	45,737	—	40,663	5,074
Total debt securities available for sale	$56,480	$—	$51,406	$5,074

Equity securities with readily determinable fair values	8,566	—	8,566	—
Total equity securities	$8,566	—	8,566	—

Interest rate swap agreements	816	—	816	—
Total swap agreements	$816	—	816	—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments (impairment) on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at December 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	8,803	—	—	8,803

Fair Value Measurements at December 31, 2021 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Impaired collateral-dependent loans	8,928	—	—	8,928

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Impaired Collateral-Dependent Loans

The fair value of impaired collateral-dependent loans is derived in accordance with FASB ASC Topic 310, "Receivables." Fair value is determined based on the loan’s observable market price or the fair value of the collateral. Partially charged-off loans are measured for impairment based upon an appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal is discounted. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes three months of contractual payments and demonstrates the ability to service the debt going forward. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for impaired loans is included in the allowance for loan losses in the consolidated balance sheets. At December 31, 2022, the valuation allowance for impaired loans was $1.8 million, a decrease of $1.0 million from $2.8 million at December 31, 2021.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of December 31, 2022 and December 31, 2021 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Standby Letters of Credit

At December 31, 2022, the Bank had standby letters of credit outstanding of $5.6 million, as compared to $4.3 million at December 31, 2021. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments not previously presented as of December 31st for the past two years:

		December 31, 2022		December 31, 2021
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$114,793	$114,793	$244,818	$244,818
Securities (1)	Level 2	140,946	133,764	79,322	79,275
SBA loans held for sale	Level 2	27,928	30,141	27,373	31,014
Loans, net of allowance for loan losses (2)	Level 2	2,053,435	1,990,010	1,599,773	1,605,248
Financial liabilities:
Deposits	Level 2	1,787,528	1,772,270	1,758,881	1,755,670
Borrowed funds and subordinated debentures	Level 2	393,310	391,312	50,310	50,842

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.1 million and market values of $4.7 million.
(2)	Includes impaired loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent impaired loans, net of specific reserves totaled $8.8 million and $8.9 million at December 31, 2022 and 2021.

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

16.  Condensed Financial Statements of Unity Bancorp, Inc.
(Parent Company Only)

Balance Sheets

	December 31,	December 31,
(In thousands)	2022	2021
ASSETS
Cash and cash equivalents	$2,225	$1,685
Equity securities	5,697	5,043
Investment in subsidiaries	239,255	207,799
Premises and equipment, net	3,594	3,709
Other assets	972	—
Total assets	$251,743	$218,236
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loan due to subsidiary bank	$2,002	$2,108
Other liabilities	204	89
Subordinated debentures	10,310	10,310
Shareholders’ equity	239,227	205,729
Total liabilities and shareholders’ equity	$251,743	$218,236

Statements of Income

	For the year ended December 31,
(In thousands)	2022	2021	2020
Dividend from Bank	$4,510	$11,285	$8,200
Dividend from Nonbank subsidiary	1,100	823	575
Gain on sales of securities	—	4	5
Market value appreciation on equity securities	—	588	—
Other income	734	532	465
Total income	6,344	13,232	9,245
Interest expenses	349	257	349
Market value depreciation on equity securities	885	—	246
Other expenses	252	258	259
Total expenses	1,486	515	854
Income before provision for income taxes and equity in undistributed net income of subsidiary	4,858	12,717	8,391
(Benefit) provision for income taxes	(231)	219	(22)
Income before equity in undistributed net income of subsidiary	5,089	12,498	8,413
Equity in undistributed net income of subsidiaries	33,368	23,621	15,231
Net income	$38,457	$36,119	$23,644

Statements of Cash Flows

	For the year ended December 31,
(In thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$38,457	$36,119	$23,644
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(33,368)	(23,621)	(15,231)
Gain on sales of securities	—	(4)	(5)
Net change in other assets and other liabilities	153	(472)	507
Net cash provided by operating activities	5,242	12,022	8,915
INVESTING ACTIVITIES
Purchase of land and building	—	—	(87)
Purchases of securities	(1,539)	(3,500)	—
Proceeds from sales of securities	—	53	111
Net cash (used in) provided by investing activities	(1,539)	(3,447)	24
FINANCING ACTIVITIES
Proceeds from exercise of stock based compensation, net of taxes	1,357	379	229
Repayment of advances from subsidiaries	(105)	(101)	(96)
Purchase of treasury stock	(42)	(4,191)	(7,442)
Cash dividends paid on common stock	(4,373)	(3,617)	(3,298)
Net cash used in financing activities	(3,163)	(7,530)	(10,607)
Increase (decrease) in cash and cash equivalents	540	1,045	(1,668)
Cash and cash equivalents, beginning of period	1,685	640	2,308
Cash and cash equivalents, end of period	$2,225	$1,685	$640
SUPPLEMENTAL DISCLOSURES
Interest paid	$436	$361	$458

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Unity Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unity Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2022, was $25.2 million. As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $1.8 million and $23.4 million, respectively. Specific reserves are made for individual impaired loans, which have been defined to include all nonperforming loans and troubled debt restructurings. The general reserve is set based upon a historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. The evaluation of the qualitative factors requires a significant amount of judgment by management and involves a high degree of subjectivity.

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

New York, New York

March 10, 2023

Supplementary Data (Unaudited)

Quarterly Financial Information

The following quarterly financial information for the years ended December 31, 2022, 2021 and 2020 is unaudited. However, in the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

	2022
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$21,119	$23,071	$26,224	$30,325
Total interest expense	1,215	1,314	2,486	5,616
Net interest income	19,904	21,757	23,738	24,709
Provision for loan losses	(178)	1,188	1,517	1,632
Net interest income after provision for loan losses	20,082	20,569	22,221	23,077
Total noninterest income	2,239	2,750	1,110	1,946
Total noninterest expense	10,410	10,710	10,064	11,389
Income before provision for income taxes	11,911	12,609	13,267	13,634
Provision for income taxes	2,803	3,158	3,325	3,678
Net income	$9,108	$9,451	$9,942	$9,956
Net income per common share - Basic	$0.87	$0.90	$0.94	$0.95
Net income per common share - Diluted	0.85	0.88	0.93	0.93

	2021
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$20,576	$20,680	$21,254	$22,270
Total interest expense	2,558	2,231	1,531	1,421
Net interest income	18,018	18,449	19,723	20,849
Provision for loan losses	500	—	—	(319)
Net interest income after provision for loan losses	17,518	18,449	19,723	21,168
Total noninterest income	3,726	2,895	2,809	2,624
Total noninterest expense	9,802	10,460	9,860	10,660
Income before provision for income taxes	11,442	10,884	12,672	13,132
Provision for income taxes	2,946	2,466	3,213	3,386
Net income	$8,496	$8,418	$9,459	$9,746
Net income per common share - Basic	$0.81	$0.81	$0.91	$0.94
Net income per common share - Diluted	0.80	0.80	0.90	0.93

	2020
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Total interest income	$19,585	$19,278	$19,764	$20,288
Total interest expense	4,341	3,753	3,437	2,949
Net interest income	15,244	15,525	16,327	17,339
Provision for loan losses	1,500	2,500	2,000	1,000
Net interest income after provision for loan losses	13,744	13,025	14,327	16,339
Total noninterest income	2,545	2,811	3,336	4,254
Total noninterest expense	9,323	9,177	10,037	10,725
Income before provision for income taxes	6,966	6,659	7,626	9,868
Provision for income taxes	1,598	1,488	1,866	2,523
Net income	$5,368	$5,171	$5,760	$7,345
Net income per common share - Basic	$0.49	$0.48	$0.54	$0.70
Net income per common share - Diluted	0.49	0.47	0.54	0.69

Supplementary Data (Unaudited)

Selected Consolidated Financial Data

	At or for the years ended December 31,
(In thousands, except percentages)	2022	2021	2020	2019		2018
Selected Results of Operations
Interest income	$100,739	$84,780	$78,915	$75,648		$67,263
Interest expense	10,631	7,741	14,480	18,055		13,516
Net interest income	90,108	77,039	64,435	57,593		53,747
Provision for loan losses	4,159	181	7,000	2,100		2,050
Noninterest income	8,045	12,054	12,946	9,539		9,031
Noninterest expense	42,573	40,782	39,262	34,717		33,421
Provision for income taxes	12,964	12,011	7,475	6,662		5,388
Net income	38,457	36,119	23,644	23,653		21,919
Per Share Data
Net income per common share - Basic	$3.66	$3.47	$2.21	$2.18		$2.04
Net income per common share - Diluted	3.59	3.43	2.19	2.14		2.01
Book value per common share	22.60	19.80	16.63	14.77		12.85
Market value per common share	27.33	26.25	17.55	22.57		20.76
Cash dividends declared on common shares	0.43	0.36	0.32	0.31		0.27
Selected Balance Sheet Data
Assets	$2,444,948	$2,033,713	$1,958,914	$1,718,942		$1,579,157
Loans	2,106,559	1,649,448	1,627,817	1,425,558		1,304,566
Allowance for loan losses	(25,196)	(22,302)	(23,105)	(16,395)		(15,488)
Securities	140,946	79,322	47,571	66,564		63,732
Deposits	1,787,528	1,758,881	1,557,959	1,250,114		1,207,687
Borrowed funds and subordinated debentures	393,310	50,310	210,310	293,310		220,310
Shareholders’ equity	239,227	205,729	173,911	160,709		138,488
Common shares outstanding	10,584	10,391	10,456	10,881		10,780
Performance Ratios
Return on average assets	1.80%	1.87%	1.35%	1.54%		1.53%
Return on average equity	17.28	19.16	14.20	15.86		17.10
Average equity to average assets	10.41	9.77	9.51	9.69		8.96
Efficiency ratio	42.80	46.09	50.80	52.00		53.07
Dividend payout	11.98	10.50	14.61	14.49		13.43
Net interest spread	4.15	3.95	3.48	3.54		3.65
Net interest margin	4.40	4.16	3.85	3.95		3.97
Asset Quality Ratios
Allowance for loan losses to loans	1.20%	1.35%	1.42%	1.15%		1.19%
Allowance for loan losses to nonperforming loans	277.95	230.25	191.59	290.23		225.35
Nonperforming loans to total loans	0.43	0.59	0.74	0.40		0.53
Nonperforming assets to total loans and OREO	0.43	0.59	0.74	0.52		0.53
Nonperforming assets to total assets	0.37	0.48	0.62	0.43		0.44
Net charge-offs to average loans	0.05	0.06	0.02	0.09		0.01
Capital Ratios - Company
CBLR	10.88%	10.51%	10.09%	N/A	%	N/A	%
Leverage Ratio	N/A	N/A	N/A	10.59		9.90
Common Equity Tier 1 risk-based capital ratio	N/A	N/A	N/A	11.59		11.40
Tier 1 risk-based capital ratio	N/A	N/A	N/A	12.32		12.24
Total risk-based capital ratio	N/A	N/A	N/A	13.06		13.49
Capital Ratios - Bank
CBLR	10.34%	10.00%	9.80%	N/A	%	N/A	%
Leverage Ratio	N/A	N/A	N/A	10.15		9.52
Common Equity Tier 1 risk-based capital ratio	N/A	N/A	N/A	11.81		11.80
Tier 1 risk-based capital ratio	N/A	N/A	N/A	11.81		11.80
Total risk-based capital ratio	N/A	N/A	N/A	12.58		13.05

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures:

(a)	Evaluation of disclosure controls and procedures:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information:

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Delinquent Section 16(a) Reports,” and "Governance of the Company," in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

Also, certain information regarding executive officers is included under the section captioned “Executive Officers” in Item 4A of this Annual Report on Form 10-K.

Item 11. Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C) (1)
Equity compensation stock option plans approved by security holders	559,499	$18.09	36,996
Equity compensation plans approved by security holders (Restricted stock plan)	164,570	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	724,069	$13.98	36,996

(1)	Represents securities available for issuance under the 2019 Equity Compensation Plan to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock.

Item 13. Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

Item 14. Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

a)	DOCUMENTS:
1.	The following Consolidated Financial Statements and Supplementary Data of the Company and subsidiaries are filed as part of this annual report:
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
●	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

b)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (2)
4(i)	Form of Stock Certificate (2)
4(vi)	Description of the Registrant’s Securities
10(i)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (7), as amended by Amendment Agreement dates February, 6 2020 (12)
10(ii)	Retention Agreement dated September 18, 2017 with John Kauchak (5), as amended by Amendment Agreement dates February, 6 2020 (12), as amended by Amendment Agreement dated November 10, 2022 (15)
10(iii)	Retention Agreement dated September 18, 2017 with Janice Bolomey (5), as amended by Amendment Agreement dates February, 6 2020 (12), as amended by amendment Agreement dated November 10, 2022 (15)
10(iv)	2011 Stock Option Plan (3)
10(v)	2013 Stock Bonus Plan (4)
10(vi)	2015 Stock Option Plan (6)
10(vii)	Amended and Restated Supplemental Executive Retirement Plan dated October 25, 2018 with James A. Hughes (10)
10(viii)	Executive Incentive Retirement Plan dated October 22, 2015 (8)
10(ix)	2017 Stock Option Plan (9)
10(x)	2019 Equity Compensation Plan (11)
10(xi)	Form of Indemnification Agreement entered into on January 23, 2020 by and among the Registrant, Unity Bank and each of their respective Directors (13)
10(xii)	Joinder Agreement with Executive Vice President and Chief Financial Officer George Boyan dated February 24, 2022 (14), as amended by Amendment Agreement dated November 10, 2022 (15)
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 30, 2018 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on June 4, 2019 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on February 6, 2020 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on January 28, 2020 and incorporated by reference herein.
(14)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2022.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on November 10, 2022 and incorporated herein.

c)	Not applicable

Item 16. Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer

Date:	March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 10, 2023
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 10, 2023
James A. Hughes

/s/ George Boyan	Executive Vice President and Chief Financial Officer	March 10, 2023
George Boyan

/s/ Dr. Mark S. Brody	Director	March 10, 2023
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 10, 2023
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 10, 2023
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 10, 2023
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 10, 2023
Peter E. Maricondo

/s/ Raj Patel	Director	March 10, 2023
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 10, 2023
Donald E. Souders, Jr.

/s/ Aaron Tucker	Director	March 10, 2023
Aaron Tucker