Form 10-Q
period 2023-03-31
UNITY BANCORP INC /NJ/
filed 2023-05-10
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuand 240.10D-1(b) ◻

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2023 common stock, no par value: 10,068,593 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$23,893	$19,699
Interest-bearing deposits	103,194	95,094
Cash and cash equivalents	127,087	114,793
Securities:
Debt securities available for sale	94,113	95,393
Debt securities held to maturity	35,824	35,760
Equity securities with readily determinable fair values	8,327	9,793
Total securities	138,264	140,946
Loans:
SBA loans held for sale	23,314	27,928
SBA loans held for investment	39,370	38,468
SBA PPP loans	2,545	5,908
Commercial loans	1,205,642	1,187,543
Residential mortgage loans	619,140	605,091
Consumer loans	76,784	78,164
Residential construction loans	164,124	163,457
Total loans	2,130,919	2,106,559
Allowance for credit losses	(26,201)	(25,196)
Net loans	2,104,718	2,081,363
Premises and equipment, net	19,868	20,002
Bank owned life insurance ("BOLI")	26,856	26,776
Deferred tax assets, net	12,360	12,345
Federal Home Loan Bank ("FHLB") stock	18,688	19,064
Accrued interest receivable	14,314	13,403
Other real estate owned ("OREO"), net	176	—
Goodwill	1,516	1,516
Prepaid expenses and other assets	12,004	14,740
Total assets	$2,475,851	$2,444,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$450,058	$494,184
Interest-bearing demand	289,451	276,218
Savings	560,711	591,826
Brokered time deposits	197,792	189,644
Time deposits	325,909	235,656
Total deposits	1,823,921	1,787,528
Borrowed funds	374,000	383,000
Subordinated debentures	10,310	10,310
Accrued interest payable	932	691
Accrued expenses and other liabilities	26,229	24,192
Total liabilities	2,235,392	2,205,721
Shareholders’ equity:
Common stock	98,197	97,204
Retained earnings	165,335	156,958
Treasury stock	(19,894)	(11,675)
Accumulated other comprehensive loss	(3,179)	(3,260)
Total shareholders’ equity	240,459	239,227
Total liabilities and shareholders’ equity	$2,475,851	$2,444,948

Shares issued	11,335	11,289
Shares outstanding	10,292	10,584
Treasury shares	1,043	705

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2023	2022
INTEREST INCOME
Interest-bearing deposits	$333	$96
FHLB stock	331	33
Securities:
Taxable	1,739	652
Tax-exempt	19	6
Total securities	1,758	658
Loans:
SBA loans	1,404	923
SBA PPP loans	77	777
Commercial loans	17,401	11,497
Residential mortgage loans	8,109	4,390
Consumer loans	1,354	921
Residential construction loans	2,586	1,824
Total loans	30,931	20,332
Total interest income	33,353	21,119
INTEREST EXPENSE
Interest-bearing demand deposits	982	164
Savings deposits	1,953	345
Time deposits	2,709	480
Borrowed funds and subordinated debentures	3,799	226
Total interest expense	9,443	1,215
Net interest income	23,910	19,904
Provision (benefit) for credit losses	108	(178)
Net interest income after provision (benefit) for credit losses	23,802	20,082
NONINTEREST INCOME
Branch fee income	235	275
Service and loan fee income	503	584
Gain on sale of SBA loans held for sale, net	309	852
Gain on sale of mortgage loans, net	244	521
BOLI income	80	163
Net security losses	(322)	(557)
Other income	368	401
Total noninterest income	1,417	2,239
NONINTEREST EXPENSE
Compensation and benefits	7,090	6,508
Processing and communications	804	752
Occupancy	770	775
Furniture and equipment	689	576
Professional services	427	447
Advertising	260	225
Other loan expenses	128	135
Deposit insurance	348	269
Director fees	217	233
Loan collection expenses	47	58
Other expenses	648	432
Total noninterest expense	11,428	10,410
Income before provision for income taxes	13,791	11,911
Provision for income taxes	3,504	2,803
Net income	$10,287	$9,108
Net income per common share – Basic	$0.98	$0.87
Net income per common share – Diluted	$0.96	$0.85
Weighted average common shares outstanding – Basic	10,538	10,446
Weighted average common shares outstanding – Diluted	10,686	10,664

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31, 2023			March 31, 2022

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$13,791	3,504	10,287	$11,911	2,803	9,108
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	359	93	266	(1,627)	(375)	(1,252)
Less: reclassification adjustment for losses on securities included in net income	—	—	—	(557)	(118)	(439)
Total unrealized gains (losses) on securities available for sale	359	93	266	(1,070)	(257)	(813)
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(433)	(92)	(341)	1,533	434	1,099
Less: reclassification adjustment for gains on cash flow hedges included in net income	(198)	(42)	(156)	—	—	—
Total unrealized (losses) gains on cash flow hedges	(235)	(50)	(185)	1,533	434	1,099
Total other comprehensive income	124	43	81	463	177	286
Total comprehensive income	$13,915	$3,547	$10,368	$12,374	$2,980	$9,394

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

						Accumulated
						other	Total
	Common Stock			Retained	Treasury	comprehensive	shareholders’
(In thousands)	Shares		Amount	earnings	stock	loss	equity
Balance, December 31, 2022	10,584		$97,204	$156,958	$(11,675)	$(3,260)	$239,227
Net income	—	A	—	10,287	—	—	10,287
Other comprehensive income, net of tax	—		—	—	—	81	81
Dividends on common stock ($0.12 per share)	2		46	(1,261)	—	—	(1,215)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	—		—	(649)	—	—	(649)
Common stock issued & related tax effects (1)	44		947	—	—	—	947
Treasury stock purchased, at cost	(338)		—	—	(8,219)	—	(8,219)
Balance, March 31, 2023	10,292		98,197	165,335	(19,894)	(3,179)	240,459

						Accumulated
						other		Total
	Common Stock			Retained	Treasury	comprehensive		shareholders’
(In thousands)	Shares		Amount	earnings	stock	income	aa	equity
Balance, December 31, 2021	10,391		$94,003	$123,037	$(11,633)	$322		$205,729
Net income	—	A	—	9,108	—	—		9,108
Other comprehensive income, net of tax	—		—	—	—	286		286
Dividends on common stock ($0.10 per share)	—		37	(1,045)	—	—		(1,008)
Common stock issued & related tax effects (1)	102		813	—	—	—		813
Balance, March 31, 2022	10,493		94,853	131,100	(11,633)	608		214,928

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$10,287	$9,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	108	(178)
Net amortization of purchase premiums and discounts on securities	36	11
Depreciation and amortization	(738)	447
PPP deferred fees and costs	(68)	(686)
Deferred income tax (benefit) expense	91	(63)
Net realized security gains	(222)	—
Stock compensation expense	417	394
Valuation writedowns on OREO	113	—
Gain on sale of mortgage loans, net	(244)	(521)
Gain on sale of SBA loans held for sale, net	(309)	(852)
BOLI income	(80)	(163)
Net change in other assets and liabilities	4,359	12,114
Net cash provided by operating activities	13,750	19,611
INVESTING ACTIVITIES
Purchases of securities held to maturity	—	(18,666)
Purchases of equity securities	(126)	—
Purchases of securities available for sale	—	(24,245)
Proceeds from redemption of FHLB stock, at cost	376	9
Maturities and principal payments on securities held to maturity	—	2,584
Maturities, calls and principal payments on securities available for sale	1,639	1,756
Proceeds from sales of equity securities	1,269	—
Net decrease in SBA PPP loans	3,431	18,521
Net increase in loans	(26,339)	(68,439)
Proceeds from BOLI	—	119
Purchases of premises and equipment	(195)	(41)
Net cash used in investing activities	(19,945)	(88,402)
FINANCING ACTIVITIES
Net increase in deposits	36,393	12,288
Repayments of borrowings	(9,000)	—
Proceeds from exercise of stock options	754	639
Fair market value of shares withheld to cover employee tax liability	(224)	(220)
Dividends on common stock	(1,215)	(1,008)
Purchase of treasury stock	(8,219)	—
Net cash provided by financing activities	18,489	11,699
Increase (decrease) in cash and cash equivalents	12,294	(57,092)
Cash and cash equivalents, beginning of year	114,793	244,818
Cash and cash equivalents, end of period	$127,087	$187,726
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$9,202	$1,213
Income taxes paid	3,557	2,145
Noncash investing activities:
Establishment of lease liability and right-of-use asset	—	582
Capitalization of servicing rights	159	131
Transfer of loans to OREO	288	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2023

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"). The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for credit losses, valuation of deferred tax and servicing assets, the carrying value of loans held for sale and other real estate owned, the valuation of securities and the determination of impairment for securities and fair value disclosures. Management believes that the allowance for credit losses is adequate. While management uses available information to recognize credit losses, future additions to the allowance for credit losses may be necessary based on changes in economic conditions.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opnion of management, are necessary for the fair presentation of interim results. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Risks and Uncertainties

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as inflation and recessionary pressures created by a higher interest rate environment. The Company assesses the impact of inflation on an ongoing basis.

Recent industry events transpired, including the failures of Silicon Valley Bank (“SVB”) headquartered in Santa Clara, California and Signature Bank headquartered in New York, New York in March 2023, have led to uncertainty and concerns regarding the liquidity positions of the banking sector. SVB was placed into receivership on March 10, 2023, marking the second largest bank failure in U.S. history. Signature Bank was placed into receivership on March 12, 2023, marking the third largest bank failure in U.S. history.

Both banks appear to have had high ratios of uninsured deposits to total deposits, when compared to industry average. These failures underscore the importance of maintaining access to diverse sources of funding. The Company’s deposit base includes a combination of consumer, commercial and public funds deposits, without a high level of industry concentration.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. The Company believes the sources of liquidity presented in the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are sufficient to meet its needs on the balance sheet date.

An unexpected influx of withdrawals of deposits could adversely impact the Company's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks and out-of market time deposits.

Such reliance on secondary funding sources could increase the Company's overall cost of funding and thereby reduce net income. While the Company believes its current sources of liquidity are adequate to fund operations, there is no guarantee they will suffice to meet future liquidity demands. This may necessitate slowing or discontinuing loan growth, capital expenditures or other investments, or liquidating assets.

New Accounting Guidance adopted in the First Quarter 2023

Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” amends the accounting guidance on the impairment of financial instruments. The Financial Accounting Standards Board (“FASB”) issued an amendment to replace the incurred loss impairment methodology under prior accounting guidance with a new current expected credit loss (“CECL”) model.  Under the new guidance, the Company is required to measure expected credit losses by utilizing forward-looking information to assess its allowance for credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loans and held to maturity debt securities. CECL also applies to certain off-balance sheet exposures.

The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company established a governance structure to implement the CECL accounting guidance and has developed a methodology and set of models to be used upon adoption. At adoption, the Company recorded $0.8 million increase to its allowance for credit losses, entirely related to loans. Further the Company increased its reserve for unfunded credit commitments by $0.1 million. The reserve for unfunded credit commitments is recorded in Accrued expenses and other liabilities on the consolidated balance sheet. These increases in reserves were recorded through retained earnings and was $0.6 million, net of tax.

For available for sale securities in an unrealized loss position, the Company first asseses whether it intends to sell, or is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securiy’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

For other assets within the scope of the new CECL accounting guidance, such as held to maturity debt securities, available for sale securities and other receivables, management noted the impact from adoption to be inconsequential. Additionally, the Company noted the adoption of CECL had no significant impact on regulatory capital ratios of the Company and/or the Bank.

ASU 2022-01, “Derivatives and Hedging (Topic 815)”: ASU 2022-01 was issued to clarify the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023. The Company adopted the guidance effective January 1, 2023, noting no material impact.

ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326)”: ASU 2022-02 eliminates the guidance on troubled debt restructurings (“TDRs”) and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 requires that entities disclose if the modifications result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. The Company adopted ASU 2022-02 effective January 1, 2023, noting no material impact.

New Accounting Guidance issued in the First Quarter 2023

There were no material ASUs to the Company issued in the first quarter of 2023.

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

NOTE 3. Net Income per Share

Basic net income per common share is calculated as net income divided by the weighted average common shares outstanding during the reporting period. Common shares include vested and unvested restricted shares.

Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the treasury stock method.

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2023	2022
Net income	$10,287	$9,108
Weighted average common shares outstanding - Basic	10,538	10,446
Plus: Potential dilutive common stock equivalents	148	218
Weighted average common shares outstanding - Diluted	10,686	10,664
Net income per common share - Basic	$0.98	$0.87
Net income per common share - Diluted	0.96	0.85
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—

NOTE 4. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive (loss) income for the three months ended March 31, 2023 and 2022, net of tax:

	For the three months ended March 31, 2023
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	income (loss)
Balance, beginning of period	$(4,381)	$1,121	$(3,260)
Other comprehensive income before reclassifications	266	(341)	(75)
Less amounts reclassified from accumulated other comprehensive loss	—	(156)	(156)
Period change	266	(185)	81
Balance, end of period	$(4,115)	$936	$(3,179)

	For the three months ended March 31, 2022
		Net unrealized	Accumulated
	Net unrealized	gains	other
	gains (losses) on	from cash flow	comprehensive
(In thousands)	securities	hedges	income (loss)
Balance, beginning of period	$29	$293	$322
Other comprehensive (loss) income before reclassifications	(1,252)	1,099	(153)
Less amounts reclassified from accumulated other comprehensive loss	(439)	—	(439)
Period change	(813)	1,099	286
Balance, end of period	$(784)	$1,392	$608

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

Level 1 Inputs

●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain U.S. Treasury, U.S. Government and sponsored entity agency mortgage-backed securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs

●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities in inactive markets.
●	Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (i.e. interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”
●	Generally, this includes U.S. Government and sponsored entity mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3 Inputs

●	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
●	These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

As of March 31, 2023, the fair value of the Company’s AFS debt securities portfolio was $94.1 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at March 31, 2023. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at March 31, 2023.  The valuation of these corporate bonds is determined using broker quotes or third-party vendor prices that are not adjusted by management.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

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

As of March 31, 2023, the fair value of the Company’s equity securities portfolio was $8.3 million.

All of the Company’s equity securities were classified as Level 2 assets at March 31, 2023. The valuation of equity securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information.

There were no changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2023, as compared to the periods ended December 31, 2022 and March 31, 2022.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,398	$—	$16,398	$—
State and political subdivisions	593	—	593	—
Residential mortgage-backed securities	15,410	—	15,410	—
Corporate and other securities	61,712	—	57,202	4,510
Total debt securities available for sale	$94,113	$—	$89,603	$4,510

Equity securities with readily determinable fair values	8,327	—	8,327	—
Total equity securities	$8,327	$—	$8,327	$—

Interest rate swap agreements	1,302	—	1,302	—
Total swap agreements	$1,302	$—	$1,302	$—

	Fair value Measurements at December 31, 2022
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,305	$—	$16,305	$—
State and political subdivisions	613	—	613	—
Residential mortgage-backed securities	15,475	—	15,475	—
Corporate and other securities	63,000	—	58,325	4,675
Total debt securities available for sale	$95,393	$—	$90,718	$4,675

Equity securities with readily determinable fair values	9,793	—	9,793	—
Total equity securities	$9,793	$—	$9,793	$—

Interest rate swap agreements	1,537	—	1,537	—
Total swap agreements	$1,537	$—	$1,537	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at March 31, 2023
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans & OREO	$9,984	$—	$—	$9,984

Fair Value Measurements at December 31, 2022
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	8,803	—	—	8,803

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Collateral-Dependent Loans

Fair value is determined based on the fair value of the collateral. Partially charged-off loans are measured for impairment based upon a third-party appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal may be discounted. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve, and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes six months of contractual payments and demonstrates the ability to service the debt going forward. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for individually evaluated loans is included in the allowance for credit losses in the consolidated balance sheets. At March 31, 2023, the valuation allowance for impaired loans was $1.7 million, compared to $1.8 million at December 31, 2022.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2023 and December 31, 2022 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Standby Letters of Credit

At March 31, 2023, the Bank had standby letters of credit outstanding of $5.8 million, as compared to $5.6 million at December 31, 2022. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	Level 1	$127,087	$127,087	$114,793	$114,793
Securities (1)	Level 2	138,264	132,272	140,946	133,764
SBA loans held for sale	Level 2	23,314	25,031	27,928	30,141
Loans, net of allowance for credit losses (2)	Level 2	2,081,404	2,022,666	2,053,435	1,990,010
Financial liabilities:
Deposits	Level 2	1,823,921	1,810,997	1,787,528	1,772,270
Borrowed funds and subordinated debentures	Level 2	384,310	382,585	393,310	391,312

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.3 million and market values of $4.7 million.
(2)	Includes collateral-dependent loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent loans, net of specific reserves totaled $9.8 million and $8.8 million at March 31, 2023 and December 31, 2022, respectively.

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$16,969	$—	$(571)	$16,398	$16,961	$—	$(656)	$16,305
State and political subdivisions	633	—	(40)	593	635	—	(22)	613
Residential mortgage-backed securities	16,734	31	(1,355)	15,410	17,097	32	(1,654)	15,475
Corporate and other securities	65,213	121	(3,622)	61,712	66,495	106	(3,601)	63,000
Total debt securities available for sale	$99,549	$152	$(5,588)	$94,113	$101,188	$138	$(5,933)	$95,393
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,222)	$23,778	$28,000	$—	$(5,310)	$22,690
State and political subdivisions	1,128	74	—	1,202	1,115	67	—	1,182
Residential mortgage-backed securities	6,696	—	(1,844)	4,852	6,645	—	(1,939)	4,706
Total securities held to maturity	$35,824	$74	$(6,066)	$29,832	$35,760	$67	$(7,249)	$28,578

This table provides the remaining contractual maturities within the investment portfolios. The carrying value of securities at March 31, 2023 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

		After one through	After five through		Total carrying
	Within one year	five years	ten years	After ten years	value
(In thousands)
Available for sale at fair value:
U.S. Government sponsored entities	$1,218	$15,180	$—	$—	$16,398
State and political subdivisions	201	160	—	232	593
Residential mortgage-backed securities	2	358	986	14,064	15,410
Corporate and other securities	—	12,365	12,642	36,705	61,712
Total debt securities available for sale	$1,421	$28,063	$13,628	$51,001	$94,113
Held to maturity at cost:
U.S. Government sponsored entities	$—	$—	$3,000	$25,000	$28,000
State and political subdivisions	—	—	—	1,128	1,128
Residential mortgage-backed securities	—	—	—	6,696	6,696
Total securities held to maturity	$—	$—	$3,000	$32,824	$35,824

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$15,905	$(567)	$493	$(4)	$16,398	$(571)
State and political subdivisions	—	—	393	(40)	393	(40)
Residential mortgage-backed securities	8,623	(665)	6,647	(690)	15,270	(1,355)
Corporate and other securities	13,166	(466)	45,925	(3,156)	59,091	(3,622)
Total	$37,694	$(1,698)	$53,458	$(3,890)	$91,152	$(5,588)
Held to maturity:
U.S. Government sponsored entities	$10,394	$(606)	$13,384	$(3,616)	$23,778	$(4,222)
Residential mortgage-backed securities	150	$(72)	4,702	(1,772)	4,852	(1,844)
Total	$10,544	$(678)	$18,086	$(5,388)	$28,630	$(6,066)

	December 31, 2022
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$15,817	$(622)	$1,432	$(34)	$17,249	$(656)
State and political subdivisions	160	(5)	253	(17)	413	(22)
Residential mortgage-backed securities	14,023	(1,448)	1,311	(206)	15,334	(1,654)
Corporate and other securities	23,445	(966)	31,948	(2,635)	55,393	(3,601)
Total temporarily impaired AFS securities	$53,445	$(3,041)	$34,944	$(2,892)	$88,389	$(5,933)
Held to maturity:
U.S. Government sponsored entities	$15,659	$(2,341)	$7,031	$(2,969)	$22,690	$(5,310)
Residential mortgage-backed securities	4,707	(1,939)	—	—	4,707	(1,939)
Total temporarily impaired HTM securities	$20,366	$(4,280)	$7,031	$(2,969)	$27,397	$(7,249)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

Allowance for Credit Losses

The Company has zero-loss expectation for certain securities within the held to maturity and available for sale portfolios, and therefore is not required to estimate an allowance for credit losses related to these securities under the CECL standard. The Company does not provide credit quality indicators for held to maturity securities that have zero-loss expectation. After an evaluation of quantitative factors, the following securities types are believed to qualify for this exclusion: U.S Government sponsored entities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae or Freddie Mac.

Management recognized no impairment for held to maturity debt securities during the three months ended March 31, 2023 and 2022. There was no allowance for credit losses for held to maturity debt securities at March 31, 2023 and 2022.

Available for sale debt securities in unrealized loss positions are evaluated for impairment on a quarterly basis. The Company has evaluated available for sale securities that are in an unrealized loss position and has determined that the declines in fair value are attributable to market volatility, not credit quality or other factors. Management recognized no impairment during the three months ended March 31, 2023 and 2022. There was no allowance for credit losses for available for sale debt securities at March 31, 2023 and 2022.

Realized Gains and Losses on Debt Securities

Net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no realized gains or losses on available sale securities three months ended March 31, 2023 and March 31, 2022. There was no gross realized gain or loss for held for maturity debt securities during the three months ended March 31, 2023 and 2022.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(In thousands)	2023	2022
Net unrealized losses occurring during the period on equity securities	$(544)	$(557)
Net realized gains recognized during the period on equity securities sold during the period	222	—
Net losses recognized during the reporting period on equity securities	$(322)	$(557)

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
SBA loans held for investment	$39,370	$38,468
SBA PPP loans	2,545	5,908
Commercial loans
SBA 504 loans	34,678	35,077
Commercial other	117,428	117,566
Commercial real estate	907,260	903,126
Commercial real estate construction	146,276	131,774
Residential mortgage loans	619,140	605,091
Consumer loans
Home equity	68,071	68,310
Consumer other	8,713	9,854
Residential construction loans	164,124	163,457
Total loans held for investment	$2,107,605	$2,078,631
SBA loans held for sale	23,314	27,928
Total loans	$2,130,919	$2,106,559

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

Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur.

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

Residential Mortgage, Consumer and Residential Construction Loans: The Company originates mortgage and consumer loans including principally residential real estate and home equity lines and loans and residential construction lines. The Company originates qualified mortgages which are generally sold in the secondary market and nonqualified mortgages which are generally held for investment. Each loan type is evaluated on debt to income, type of collateral, loan to collateral value, credit history and the Company’s relationship with the borrower.

Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan. A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans. The Company minimizes its credit risk by loan diversification and adhering to credit administration policies and procedures. Due diligence on loans begins when the Company initiates contact regarding a loan with a borrower. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan, and other factors, are analyzed before a loan is submitted for approval. The commercial loan portfolio is then subject to on-going internal reviews for credit quality which in part is derived from ongoing collection and review of borrowers’ financial information, as well as independent credit reviews by an outside firm.

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

At March 31, 2023, the Company owned $0.2 million in commercial properties that were included in OREO in the Consolidated Balance Sheets, compared to none at December 31, 2022. Additionally, there were $3.3 million in the process of foreclosure at March 31, 2023, compared to $2.1 million at December 31, 2022.

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$—	$—	$—	$4,325	$4,325	$35,045	$39,370
Commercial loans
SBA 504 loans	—	—	—	—	—	34,678	34,678
Commercial other	—	1,675	—	975	2,650	114,778	117,428
Commercial real estate	—	—	—	169	169	907,091	907,260
Commercial real estate construction	—	—	—	—	—	146,276	146,276
Residential mortgage loans	2,800	—	—	5,565	8,365	610,775	619,140
Consumer loans
Home equity	697	—	—	—	697	67,374	68,071
Consumer other	50	—	—	—	50	8,663	8,713
Residential construction loans	—	—	—	3,473	3,473	160,651	164,124
Total loans held for investment, excluding SBA PPP	3,547	1,675	—	14,507	19,729	2,085,331	2,105,060
SBA loans held for sale	—	—	—	—	—	23,314	23,314
Total loans, excluding SBA PPP	$3,547	$1,675	$—	$14,507	$19,729	$2,108,645	$2,128,374

At March 31, 2023 The Company had $3.5 million of nonaccrual loans with no related allowance for credit loss.

	December 31, 2022
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$—	$576	$—	$690	$1,266	$37,202	$38,468
Commercial loans
SBA 504 loans	—	—	—	—	—	35,077	35,077
Commercial other	198	300	—	777	1,275	116,291	117,566
Commercial real estate	22	188	—	805	1,015	902,111	903,126
Commercial real estate construction	—	—	—	—	—	131,774	131,774
Residential mortgage loans	—	982	—	3,361	4,343	600,748	605,091
Consumer loans
Home equity	—	—	—	—	—	68,310	68,310
Consumer other	18	7	—	—	25	9,829	9,854
Residential construction loans	—	—	—	3,432	3,432	160,025	163,457
Total loans held for investment, excluding SBA PPP	238	2,053	—	9,065	11,356	2,061,367	2,072,723
SBA loans held for sale	2,195	—	—	—	2,195	25,733	27,928
Total loans, excluding SBA PPP	$2,433	$2,053	$—	$9,065	$13,551	$2,087,100	$2,100,651

At December 31, 2022, the Company had $1.4 million of SBA PPP loans past due. The Company is in process of working through these past due credits with the SBA and the relevant customers.

The following table shows the internal loan classification risk by loan portfolio classification by origination year as of March 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year

(In thousands)	2023	2022	2021	2020	2019	2018 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$58	$7,186	$5,017	$6,289	$2,970	$12,006	$-	$33,526
Special Mention	-	-	-	702	-	745	-	1,447
Substandard	-	1,361	2,240	-	-	796	-	4,397
Total SBA loans held for investment	$58	$8,547	$7,257	$6,991	$2,970	$13,547	$-	$39,370
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$-	$-	$113	$-	$-	$113

SBA PPP loans
Risk Rating:
Pass	$-	$-	$2,545	$-	$-	$-	$-	$2,545
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total SBA PPP loans	$-	$-	$2,545	$-	$-	$-	$-	$2,545
Commercial loans
Risk Rating:
Pass	$30,004	$343,451	$189,080	$141,544	$104,763	$298,849	$78,084	$1,185,775
Special Mention	-	90	2,103	-	2,269	12,041	396	16,899
Substandard	-	-	-	20	-	2,648	300	2,968
Total commercial loans	$30,004	$343,541	$191,183	$141,564	$107,032	$313,538	$78,780	$1,205,642
Residential mortgage loans
Risk Rating:
Performing	$40,533	$274,612	$80,711	$56,606	$34,653	$126,460	$-	$613,575
Nonperforming	-	307	550	904	1,355	2,449	-	5,565
Total residential mortgage loans	$40,533	$274,919	$81,261	$57,510	$36,008	$128,909	$-	$619,140
Consumer loans
Risk Rating:
Performing	$3,089	$5,725	$6,188	$749	$3,607	$8,682	$48,744	$76,784
Nonperforming	-	-	-	-	-	-	-	-
Total consumer loans	$3,089	$5,725	$6,188	$749	$3,607	$8,682	$48,744	$76,784
Consumer loans
Current-period gross writeoffs	$-	$22	$98	$-	$-	$-	$-	$120

Residential construction
Risk Rating:
Performing	$4,670	$87,778	$50,623	$12,672	$3,676	$1,232	$-	$160,651
Nonperforming	-	-	257	-	-	1,781	1,435	3,473
Total residential construction loans	$4,670	$87,778	$50,880	$12,672	$3,676	$3,013	$1,435	$164,124
Total loans held for investment	$78,354	$720,510	$339,314	$219,486	$153,293	$467,689	$128,959	$2,107,605

The following table shows the internal loan classification risk by loan portfolio classification as of December 31, 2022:

	December 31, 2022
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$37,163	$558	$747	$38,468
SBA PPP loans	5,908	—	—	5,908
Commercial loans
SBA 504 loans	35,077	—	—	35,077
Commercial other	110,107	6,220	1,239	117,566
Commercial real estate	894,110	6,228	2,788	903,126
Commercial real estate construction	131,774	—	—	131,774
Total commercial loans	1,171,068	12,448	4,027	1,187,543
Total SBA and commercial loans	$1,214,139	$13,006	$4,774	$1,231,919

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$601,730	$3,361	$605,091
Consumer loans
Home equity		68,310	—	68,310
Consumer other		9,854	—	9,854
Total consumer loans		78,164	—	78,164
Residential construction loans		160,025	3,432	163,457
Total residential mortgage, consumer and residential construction loans		$839,919	$6,793	$846,712

Modifications

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for creditlosses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a weighted-average remaining maturity model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modificiation.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness on certain of its real estate loans. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the allowance for credit losses. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concessions, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted (numbers in thousands) during the three months ended March 31, 2023:

	Term Extension
	Amortized Cost Basis	% of Total Class of
	at 3/31/2023	Gross Loans
Commercial	$743	0.06%

Modifications for the quarter made to borrowers exerpiencing financial difficulty added a weighted average of 5.7 years to the life of the modified loans, which reduced monthly payment amounts for the borrowers.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. No loans that were modified during the quarter had a payment default during the period and all loans were current as of March 31, 2023.

NOTE 8. Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

Allowance for Credit Losses

The Company has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the loan portfolio. At a minimum, the adequacy of the allowance for credit losses is reviewed by management on a quarterly basis. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. For purposes of determining the allowance for credit losses, the Company has segmented the loans in its portfolio by loan type. Loans are segmented into the following pools: SBA, commercial, residential mortgages, consumer and residential construction loans. Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan. Commercial loans are divided into the following four classes: commercial real estate, commercial real estate construction, commercial other and SBA 504. Consumer loans are divided into two classes as follows:  home equity and other.

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are evaluated for individually evaluated loans. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. Within the historical net charge-off rate, the Company weights the data dating back to 2015 on a straight line basis and projects the losses on a weighted average remaining maturity basis for each segment. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

●	For SBA and commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The loan grading system incorporates reviews of the financial performance of the borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. It also incorporates analysis of the type of collateral and the relative loan to value ratio.

●	For residential mortgage, consumer and residential construction loans, the estimate of loss is based on pools of loans with similar characteristics. Factors such as credit score, delinquency status and type of collateral are evaluated. Factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

According to the Company’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for credit losses as soon as a loan is recognized as uncollectable. All credits which are 90 days past due must be analyzed for the Company’s ability to collect on the credit. Once a loss is known to exist, the charge-off approval process is immediately expedited. This charge-off policy is followed for all loan types.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$875	$15,254	$5,450	$990	$2,627	$25,196
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	163	171	376	101	36	847
Charge-offs	(113)	—	—	(120)	—	(233)
Recoveries	—	271	—	12	—	283
Net (charge-offs) recoveries	(113)	271	—	(108)	—	50
Provision for (credit to) credit losses charged to expense	178	(395)	309	37	(21)	108
Balance, end of period	$1,103	$15,301	$6,135	$1,020	$2,642	$26,201

	For the three months ended March 31, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Balance, beginning of period	$1,074	$15,053	$4,114	$671	$1,390		$22,302
Charge-offs	—	—	—	(6)	—	a	(6)
Recoveries	22	28	—	—	—		50
Net recoveries (charge-offs)	22	28	—	(6)	—		44
Provision for (credit to) credit losses charged to expense	(155)	(376)	170	(23)	206		(178)
Balance, end of period	$941	$14,705	$4,284	$642	$1,596		$22,168

The following tables present loans and their related allowance for credit losses, by portfolio segment, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Allowance for credit losses ending balance:
Individually evaluated	$173	$331	$36	$—	$1,130	a	$1,670
Collectively evaluated	930	14,970	6,099	1,020	1,512		24,531
Total	$1,103	$15,301	$6,135	$1,020	$2,642		$26,201
Loan ending balances:
Individually evaluated	$658	$1,602	$5,760	$—	$3,458		$11,478
Collectively evaluated	64,571	1,204,040	613,380	76,784	160,666		2,119,441
Total	$65,229	$1,205,642	$619,140	$76,784	$164,124		$2,130,919

	December 31, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Allowance for credit losses ending balance:
Individually evaluated for impairment	$115	$516	$36	$—	$1,112	a	$1,779
Collectively evaluated for impairment	760	14,738	5,414	990	1,515		23,417
Total	$875	$15,254	$5,450	$990	$2,627		$25,196
Loan ending balances:
Individually evaluated for impairment	$690	$3,101	$3,361	$—	$3,432		$10,584
Collectively evaluated for impairment	71,614	1,184,442	601,730	78,164	160,025		2,095,975
Total	$72,304	$1,187,543	$605,091	$78,164	$163,457		$2,106,559

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. Adjustments to the reserve are made through other expense and applied to the reserve which is classified as other liabilities. At March 31, 2023, a $0.6 million commitment reserve was reported on the balance sheet as “Accrued expenses and other liabilities”, compared to a $0.5 million commitment reserve at December 31, 2022.

NOTE 9. Derivative Financial Instruments and Hedging Activities

Derivative Financial Instruments

The Company has derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s balance sheet as “Prepaid expenses and other assets” or “Accrued expenses and other liabilities”.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2023 and December 31, 2022, respectively is as follows:

(In thousands, except percentages and years)	March 31, 2023	December 31, 2022
Notional amount	$20,000	$20,000
Fair value	$1,302	$1,537
Weighted average pay rate	0.83%	0.83%
Weighted average receive rate	4.75%	1.50%
Weighted average maturity in years	1.95	2.57
Number of contracts	1	1

During the three months ended March 31, 2023, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At March 31, 2023, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at March 31, 2023 and 2022, respectively:

	For the three months ended March 31,
(In thousands)	2023	2022
(Loss) Gain recognized in OCI	$(235)	$1,534
Gain reclassified from AOCI into net income	$198	$85

NOTE 10. Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s plans for the three months ended March 31, 2023 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2022	559,499	$18.09	5.9	$5,168,740
Options granted	—	—
Options exercised	(37,201)	20.27
Options forfeited	(666)	18.64
Options expired	—	—
Outstanding at March 31, 2023	521,632	$17.94	5.7	$2,542,366
Exercisable at March 31, 2023	481,142	$17.84	5.5	$2,390,353

On April 25, 2019, the Company adopted the 2019 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan replaced all previously approved and established equity plans then currently in effect. As of March 31, 2023, 281,500 options and 227,400 shares of restricted stock have been awarded from the plan. In addition, 16,162 unvested options and 14,000 unvested shares of restricted stock were cancelled and returned to the plan leaving 21,262 shares available for future grants.

The fair values of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2023 or 2022.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Number of options exercised	37,201	47,374
Total intrinsic value of options exercised	$241,904	$746,292
Cash received from options exercised	$753,894	$639,214
Tax deduction realized from options	$72,777	$224,522

The following table summarizes information about stock options outstanding and exercisable at March 31, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$7.25 - 16.51	139,633	3.8	$11.96	139,633	$11.96
16.52 - 19.26	127,499	6.5	18.06	103,342	18.07
19.27 - 20.88	132,300	6.4	20.34	115,967	20.31
20.89 - 22.57	122,200	6.2	22.02	122,200	22.02
Total	521,632	5.7	$17.94	481,142	$17.84

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2023 and 2022 are detailed in the following table:

	For the three months ended March 31,
(In thousands)	2023	2022
Compensation expense	$85	$163
Income tax benefit	$25	$47

As of March 31, 2023, unrecognized compensation costs related to nonvested share-based stock option compensation arrangements granted under the Company’s plans totaled approximately $260 thousand. That cost is expected to be recognized over a weighted average period of 0.9 years.

Restricted Stock Awards

Restricted stock is issued under the 2019 Equity Compensation Plan to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2023:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2022	164,570	$24.77
Granted	18,000	27.33
Cancelled	(1,600)	25.94
Vested	(34,973)	23.34
Nonvested restricted stock at March 31, 2023	145,997	$25.41

Restricted stock awards granted during the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended March 31,
	2023	2022
Number of shares granted	18,000	70,000
Average grant date fair value	$27.33	$27.52

Compensation expense related to restricted stock for the three months ended March 31, 2023 and 2022 is detailed in the following table:

	For the three months ended March 31,
(In thousands)	2023	2022
Compensation expense	$332	$231
Income tax benefit	$80	$67

As of March 31, 2023, there was approximately $3.4 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s equity plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the Plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the Plan. The Bank contributed $233 thousand and $203 thousand to the Plan during the three months ended March 31, 2023 and 2022, respectively.

Deferred Compensation Plan

The Company has a deferred fee plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer up to 100 percent of their total compensation. Director and executive deferred compensation totaled $794 thousand and $535 thousand during the three months ended March 31, 2023 and 2022, respectively. The interest paid on the deferred balances totaled $91 thousand and $36 thousand during the three months ended March 31, 2023 and 2022, respectively. The fees distributed on the deferred balances totaled $3 thousand and $2 thousand during the three months ended March 31, 2023 and 2022, respectively.

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

No contributions or payments have been made during the three months ended March 31, 2023. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(In thousands)	2023	2022
Service cost	$39	$37
Interest cost	50	47
Net periodic benefit cost	$89	$84

The following table summarizes the changes in benefit obligations of the defined benefit plan during the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(In thousands)	2023	2022
Benefit obligation, beginning of year	$4,857	$4,521
Service cost	39	37
Interest cost	50	47
Benefit obligation, end of period	$4,946	$4,605

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

As of March 31, 2023, the Company had total year to date expenses of $34 thousand related to the Plan. The Plan is reflected on the Company’s balance sheet as accrued expenses.

Certain members of management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $1 thousand and $6 thousand for the three months ended March 31, 2023 and 2022, respectively. Additionally, $55 thousand of prior period expense was reversed during the three months ended March 31, 2022. This was related to changes to the members of management participating in the plan.

NOTE 11. Regulatory Capital

Under the Economic Growth, Regulatory Relief and Consumer Protection Act, the Bank is considered a qualifying community banking organization, which allows the Bank to elect to opt into the community bank leverage ratio (“CBLR”) in its regulatory filings. The Bank has opted into the CBLR, and is therefore is not required to comply with the Basel III capital requirements.

The following table shows the CBLR ratio for the Company and the Bank as of March 31, 2023 and December 31, 2022:

	At March 31, 2023		At December 31, 2022
	Company	Bank	Company	Bank
CBLR	10.38%	9.96%	10.88%	10.34%

NOTE 12. Leases

Operating leases in which the Bank is the lessee and the term is greater than 12 months, are recorded as right of use (“ROU”) assets and lease liabilities, and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on the Bank’s Consolidated Balance Sheets. The Bank does not currently have any finance leases in which it is the lessee.

Operating lease ROU assets represent the Bank’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Bank’s incremental borrowing rate. The borrowing rate for each lease is unique based on the lease term. Operating lease expense is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the Consolidated Statements of Income.

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

Operating lease ROU assets totaled $5.4 million at March 31, 2023, compared to $5.6 million at December 31, 2022. As of March 31, 2023, operating lease liabilities totaled $5.5 million, compared to $5.6 million at December 31, 2022.

The table below summarizes the Company’s net lease cost:

	For the three months ended March 31,
(In thousands)	2023	2022
Operating lease cost	$209	$188

The table below summarizes the cash and non-cash activities associated with the Company’s leases:

	For the three months ended March 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$199	$182
ROU assets obtain in exchange for new operating lease liabilities	$—	$582

The table below summarizes other information related to the Company’s operating leases:

(In thousands, except percentages and years)	March 31, 2023	December 31, 2022
Weighted average remaining lease term in years	10.63	10.77
Weighted average discount rate	3.18%	3.21%

The table below summarizes the future payments of remaining lease liabilities:

(In thousands)	March 31, 2023
2023	$538
2024	695
2025	691
2026	702
2027	656
2028 and thereafter	3,010
Total lease payments	$6,292
Less: Imputed Interest	(810)
Present value of lease liabilities	$5,482

As of March 31, 2023, the Company had not entered into any material leases that have not yet commenced.

NOTE 13. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

On April 27, 2023 the Company announced that its Board of Directors approved a new Share Repurchase Program. Under this new program, the Company may repurchase up to 500,000 shares, or approximately 5.0% of its outstanding common stock. The timing and amount of purchases will be dicated by a number of factors.

On April 27, 2023 the shareholders of the Company approved the 2023 Equity Compensation Plan (“The Plan”), which allows up to 500,000 shares of Common Stock or equivalents to be issued. The Plan will assist the Company in attracting and retaining the highest quality of experienced persons as directors and officers and in aligining the interest of such persons more closely with the interest of the Company’s shareholders by encouraging such parties to maintain an equity interest in the Company.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2022 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic and market conditions, legislative and regulatory conditions and the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of the COVID-19 pandemic on our employees, operations and customers.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through the Internet and its twenty branch offices located in Bergen, Hunterdon, Middlesex, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios.

Earnings Summary

Net income totaled $10.3 million, or $0.96 per diluted share for the quarter ended March 31, 2023, compared to $9.1 million, or $0.85 per diluted share for the same period in 2022. Return on average assets and average common equity for the quarter were 1.72 percent and 17.14 percent, respectively, compared to 1.80 percent and 17.64 percent for the same period in 2022.

First quarter highlights include:

●	Net interest income increased 20.1 percent compared to the prior year’s quarter, primarily due to loan growth.
●	Net interest margin equaled 4.19 percent this quarter compared to 4.11 percent in the prior year’s quarter.
●	The provision for credit losses was $108 thousand for the quarter ended March 31, 2023, compared to the release of $178 thousand in provision for loan losses for the prior year’s quarter.
●	Noninterest income decreased 36.7 percent compared to the prior year’s quarter, primarily due to a decrease in the volume of residential mortgage and SBA loan sales.
●	Noninterest expense increased 9.8 percent compared to the prior year’s quarter, primarily due to increased compensation expenses.
●	The effective tax rate was 25.4 percent compared to 23.5 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended March 31,
	2023	2022
Net income per common share - Basic (1)	$0.98	$0.87
Net income per common share - Diluted (2)	$0.96	$0.85
Return on average assets	1.72%	1.80%
Return on average equity (3)	17.14%	17.64%
Efficiency ratio (4)	44.56%	45.86%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended March 31, 2023, tax-equivalent net interest income amounted to $23.9 million, an increase of $4.0 million or 20.1 percent when compared to the same period in 2022. The net interest margin increased 8 basis points to 4.19 percent for the three months ended March 31, 2023, compared to 4.11 percent for the same period in 2022. The net interest spread was 3.57 percent for the first quarter of 2023, a 41 basis point decrease compared to the same period in 2022.

During the three months ended March 31, 2023, tax-equivalent interest income was $33.4 million, an increase of $12.2 million or 57.9 percent when compared to the same period in 2022. This increase was mainly driven by the increases in the balance of average securities, the yield on securities, the balance of average loans and the increase in the yield on loans.

●	Of the $12.2 million net increase in interest income on a tax-equivalent basis, $5.4 million is due to an increase in yields on earning assets and $6.8 million is due to an increase in average earning assets.
●	The average volume of interest-earning assets increased $350.4 million to $2.3 billion for the first quarter of 2023 compared to $2.0 billion for the same period in 2022. This was due primarily to a $460.6 million increase in average loans and a $54.4 million increase in average investment securities, partially offset by a $177.8 million decrease in average interest-bearing deposits.
●	The yield on total interest-earning assets increased 148 basis points to 5.84 percent for the three months ended March 31, 2023 when compared to the same period in 2022. The yield on the loan portfolio increased 87 basis points to 5.82 percent.

Total interest expense was $9.4 million for the three months ended March 31, 2023, an increase of $8.2 million or 677.2 percent compared to the same period in 2022. This increase was driven by the increased rates and volume of time deposits, increased rates of savings deposits and increased rates and volume of borrowed funds and subordinated debentures, partially offset by a decrease in the volume of savings deposits compared to a year ago.

●	Of the $8.2 million increase in interest expense, $5.0 million was due to an increase in the rates on interest-bearing liabilities and $3.2 million was due to increased volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.7 billion for the first quarter of 2023, an increase of $398.6 million or 30.9 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities increased 189 basis points to 2.27 percent. The cost of interest-bearing deposits increased 138 basis points to 1.70 percent for the first quarter of 2023 and the cost of borrowed funds and subordinated debentures increased 262 basis points to 4.44 percent.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets. Rates/Yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2023 and 2022

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	March 31, 2023			March 31, 2022
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$32,778	$333	4.12%	$210,601	$96	0.18%
Federal Home Loan Bank ("FHLB") stock	16,776	331	7.99	3,550	33	3.81
Securities:
Taxable	138,379	1,739	5.03	84,739	652	3.12
Tax-exempt	1,753	20	4.49	990	8	3.07
Total securities (A)	140,132	1,759	5.02	85,729	660	3.12
Loans:
SBA loans	66,625	1,404	8.43	63,543	923	5.89
SBA PPP loans	4,243	77	7.26	36,989	777	8.52
Commercial loans	1,199,577	17,401	5.80	949,948	11,497	4.91
Residential mortgage loans	614,936	8,109	5.27	413,308	4,390	4.31
Consumer loans	77,121	1,354	7.02	78,989	921	4.73
Residential construction loans	163,821	2,586	6.31	122,993	1,824	6.01
Total loans (B)	2,126,323	30,931	5.82	1,665,770	20,332	4.95
Total interest-earning assets	$2,316,009	$33,354	5.84%	$1,965,650	$21,121	4.36%

Noninterest-earning assets:
Cash and due from banks	22,738			23,679
Allowance for loan losses	(25,778)			(22,331)
Other assets	111,104			79,631
Total noninterest-earning assets	108,064			80,979
Total assets	$2,424,073			$2,046,629

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$287,749	$982	1.38%	$249,329	$164	0.27%
Savings deposits	571,843	1,953	1.39	701,281	345	0.20
Time deposits	485,679	2,709	2.26	288,155	480	0.68
Total interest-bearing deposits	1,345,271	5,644	1.70	1,238,765	989	0.32
Borrowed funds and subordinated debentures	342,398	3,799	4.44	50,310	226	1.82
Total interest-bearing liabilities	$1,687,669	$9,443	2.27%	$1,289,075	$1,215	0.38%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	468,407			526,931
Other liabilities	24,541			21,217
Total noninterest-bearing liabilities	492,948			548,148
Total shareholders' equity	243,456			209,406
Total liabilities and shareholders' equity	$2,424,073			$2,046,629

Net interest spread		$23,911	3.57%		$19,906	3.98%
Tax-equivalent basis adjustment		(1)			(2)
Net interest income		$23,910			$19,904
Net interest margin			4.19%			4.11%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent and applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the three months ended March 31, 2023 versus March 31, 2022
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$(143)	$380	$237
FHLB stock	230	68	298
Securities	552	548	1,100
Loans	6,201	4,398	10,599
Total interest income	$6,840	$5,394	$12,234
Interest expense:
Demand deposits	$30	$788	$818
Savings deposits	(76)	1,684	1,608
Time deposits	507	1,722	2,229
Total interest-bearing deposits	461	4,194	4,655
Borrowed funds and subordinated debentures	2,778	795	3,573
Total interest expense	3,239	4,989	8,228
Net interest income - fully tax-equivalent	$3,601	$405	$4,006
Decrease in tax-equivalent adjustment			1
Net interest income			$4,007

Provision for Credit Losses

The provision for credit losses was $108 thousand during the three months ended March 31, 2023, compared to a release of $178 thousand during the three months ended March 31, 2022. The increase was primarily due to an increase in the general reserve.

Each period’s credit loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Credit Losses and Reserve for Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for credit losses.

Noninterest Income

The following table shows the components of noninterest income for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(In thousands)	2023	2022
Branch fee income	$235	$275
Service and loan fee income	503	584
Gain on sale of SBA loans held for sale, net	309	852
Gain on sale of mortgage loans, net	244	521
BOLI income	80	163
Net security losses	(322)	(557)
Other income	368	401
Total noninterest income	$1,417	$2,239

Noninterest income was $1.4 million for the three months ended March 31, 2023, a $822 thousand decrease compared to $2.2 million for the three months ended March 31, 2022. This decrease was primarily due to decreased gains on sales of SBA loans held for sale and mortgage loans, as there was decreased volume of sales in 2023.

Noninterest Expense

The following table presents a breakdown of noninterest expense for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
(In thousands)	2023	2022
Compensation and benefits	$7,090	$6,508
Processing and communications	804	752
Occupancy	770	775
Furniture and equipment	689	576
Professional services	427	447
Advertising	260	225
Other loan expenses	128	135
Deposit insurance	348	269
Director fees	217	233
Loan collection expenses	47	58
Other expenses	648	432
Total noninterest expense	$11,428	$10,410

Noninterest expense increased $1.0 million to $11.4 million for the three months ended March 31, 2023, compared to $10.4 million for the three months ended March 31, 2022. The increase was primarily due to a one-time severance payment of $500 thousand as a result of the Company’s Chief Administrative Officer resigning.

Income Tax Expense

For the quarter ended March 31, 2023, the Company reported income tax expense of $3.5 million for an effective tax rate of 25.4 percent, compared to income tax expense of $2.8 million and an effective tax rate of 23.5 percent for the prior year’s quarter.

Financial Condition at March 31, 2023

Total assets increased $30.9 million or 1.3 percent, to $2.5 billion at March 31, 2023, when compared to year end 2022. This increase was primarily due to increases of $24.4 million in gross loans, mostly due to commercial and residential mortgage loan growth, and $12.3 million in cash and cash equivalents, partially offset by a decrease of $2.7 million in total securities.

Total deposits increased $36.4 million, due to increases of $98.4 million in time deposits and $13.2 million in interest-bearing demand deposits, partially offset by a decrease of $44.1 million in noninterest-bearing demand deposits and $31.1 million in savings deposits.

Total shareholders’ equity increased $1.2 million over year end 2022, due to earnings, an increase in common stock and net accumulated other comprehensive gain, partially offset by the repurchase of shares and dividends paid during the three months ended March 31, 2023.

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

The following table provides the major components of AFS debt securities, HTM debt securities and equity investments at their carrying value as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Available for sale, at fair value:
U.S. Government sponsored entities	$16,398	$16,305
State and political subdivisions	593	613
Residential mortgage-backed securities	15,410	15,475
Corporate and other securities	61,712	63,000
Total securities available for sale	$94,113	$95,393
Held to maturity, at amortized cost:
U.S. Government sponsored entities	$28,000	$28,000
State and political subdivisions	1,128	1,115
Residential mortgage-backed securities	6,696	6,645
Total securities held to maturity	$35,824	$35,760
Equity Securites, at fair value:
Total Equity Securites	$8,327	$9,793

AFS debt securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS debt securities consist primarily of obligations of U.S. Government, state and political subdivisions, mortgage-backed securities, corporate and other securities.

AFS debt securities totaled $94.1 million at March 31, 2023, a decrease of $1.3 million or 1.3 percent, compared to $95.4 million at December 31, 2022. This net decrease was the result of:

●	$1.6 million principal payments, maturities and called bonds and,
●	The dcrease was partially offset by $359 thousand in appreciation in the market value of the portfolio. At March 31, 2023, the portfolio had a net unrealized loss of $5.4 million compared to a net unrealized loss of $5.8 million at December 31, 2022. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 6.2 years and 6.4 years at March 31, 2023 and December 31, 2022, respectively. The effective duration of AFS debt securities amounted to 1.9 years at March 31, 2023 and December 31, 2022.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of U.S. Government, mortgage-backed securities and obligations of state and political subdivisions.

HTM debt securities were $35.8 million at March 31, 2023, an increase of $64 thousand or 0.2 percent, compared to $35.8 million at December 31, 2022. This net increase was the result of:

●	$64 thousand in book value accretion

The weighted average life of HTM securities, adjusted for prepayments, amounted to 18.0 years at March 31, 2023 and December 31, 2022. As of March 31, 2023, the fair value of HTM securities was $29.8 million and $28.6 million at December 31, 2022. The effective duration of HTM securities amounted to 10.8 years and 10.5 years at March 31, 2023 and December 31, 2022, respectively.

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

Equity securities totaled $8.3 million at March 31, 2023, a decrease of $1.5 million or 15.0 percent, compared to $9.8 million at December 31, 2022. This net decrease was primarily due to equity sales and net market value decreases throughout the year.

The followings table provides the remaining contractual maturities and average yields within the investment portfolios. The carrying value of securities at March 31, 2023 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(In thousands, except percentages)
Available for sale at fair value:
U.S. Government sponsored entities	$1,218	2.45%	$15,180	3.66%	$—	-%	$—	-%	$16,398	3.57%
State and political subdivisions	201	4.00	160	1.90	—	-	232	2.75	593	2.94
Residential mortgage-backed securities	2	2.84	358	2.63	986	2.61	14,064	3.43	15,410	3.36
Corporate and other securities	—	-	12,365	7.73	12,642	5.33	36,705	6.78	61,712	6.67
Total debt securities available for sale	$1,421	2.67%	$28,063	5.43%	$13,628	5.13%	$51,001	5.84%	$94,113	5.57%
Held to maturity at cost
U.S. Government sponsored entities	—	-%	—	-%	3,000	4.00%	25,000	3.47%	28,000	3.53%
State and political subdivisions	—	-	—	-	—	-	1,128	5.19	1,128	5.19
Residential mortgage-backed securities	—	-	—	-	—	-	6,696	3.03	6,696	3.03
Total debt securities held for maturity	$—	-%	$—	-%	$3,000	4.00%	$32,824	3.44%	$35,824	3.49%
Equity Securities at fair value:
Total equity securities	$—	-%	$—	-%	$—	-%	$8,327	2.21%	$8,327	2.21%

Securities with a carrying value of $814 thousand and $835 thousand at March 31, 2023 and December 31, 2022, respectively, were held at the FHLB and FRB and can be pledged for borrowing purposes; however, no securities were pledged in connection with borrowings as of March 31, 2023.

Approximately 64 percent of the total investment portfolio had a fixed rate of interest at March 31, 2023.

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

Total loans increased $24.4 million or 1.2 percent to $2.1 billion at March 31, 2023, compared to year end 2022. Commercial, residential mortgage, SBA held for investment and residential construction loans increased $18.1 million, $14.0 million, $0.9 million and $0.7 million, respectively, partially offset by decreases of $3.4 million and $1.4 million in SBA PPP and consumer loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$39,370	1.8%	$38,468	1.8%
SBA PPP loans	2,545	0.1	5,908	0.3
Commercial loans	1,205,642	56.6	1,187,543	56.4
Residential mortgage loans	619,140	29.1	605,091	28.7
Consumer loans	76,784	3.6	78,164	3.7
Residential construction loans	164,124	7.7	163,457	7.8
Total loans held for investment	$2,107,605	98.9%	$2,078,631	98.7%
SBA loans held for sale	23,314	1.1	27,928	1.3
Total loans	$2,130,919	100.0%	$2,106,559	100.0%

During the three months ended March 31, 2023 the Company sold $7.1 million of portfolio residential mortgage loans and $3.5 million of SBA held for sale loans, realizing gains of $0.1 million and $0.3 million, respectively.

Average loans increased $460.6 million or 27.6 percent to $2.1 billion at March 31, 2023 from $1.7 billion for the same period in 2022. The increase in average loans was due to increases in average commercial, residential construction, residential mortgage and SBA loans, partially offset by decreases in average SBA PPP and consumer loans. The yield on the overall loan portfolio increased 87 basis points to 5.82 percent for the three months ended March 31, 2023 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $23.3 million at March 31, 2023, a decrease of $4.6 million from $27.9 million at December 31, 2022. SBA 7(a) loans held for investment amounted to $39.4 million at March 31, 2023, an increase of $0.9 million from $38.5 million at December 31, 2022. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.43 percent for the three months ended March 31, 2023, compared to 5.89 percent for the same period in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $72.4 million and $72.1 million in SBA loans were sold but serviced by the Company at March 31, 2023 and December 31, 2022, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.2 billion at March 31, 2023, an increase of $18.1 million from year end 2022. The yield on commercial loans was 5.80 percent for the three months ended March 31, 2023, compared to 4.91 percent for the same period in 2022. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $619.1 million at March 31, 2023, an increase of $14.0 million from year end 2022. Sales of conforming mortgage loans totaled $16.1 million for the three months ended March 31, 2023. The yield on residential mortgages was 5.27 percent for the three months ended March 31, 2023, compared to 4.31 percent in the 2022. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $76.8 million, a decrease of $1.4 million from year end 2022. The yield on consumer loans was 7.02 percent for the three months ended March 31, 2023, compared to 4.73 percent for the same period in 2022.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $164.1 million, an increase of $0.7 million from year end 2022. The yield on residential construction loans was 6.31 percent for the three months ended March 31, 2023, compared to 6.01 percent for the same period in 2022.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At March 31, 2023 approximately 96 percent of the Company’s loan portfolio was secured by real estate compared to 96 percent at December 31, 2022.

Asset Quality

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at each of the periods presented:

(In thousands, except percentages)	March 31, 2023	December 31, 2022	March 31, 2022
Nonperforming by category:
SBA loans held for investment	$4,325	$690	$537
Commercial loans	1,144	1,582	2,292
Residential mortgage loans	5,565	3,361	2,999
Consumer loans	—	—	200
Residential construction loans	3,473	3,432	3,273
Total nonperforming loans	$14,507	$9,065	$9,301
OREO	176	—	—
Total nonperforming assets	$14,683	$9,065	$9,301
Less: Amount guaranteed by SBA	3,625	—	1,102
Nonperforming assets, net of SBA guarantee	$11,058	$9,065	$8,199
Past due 90 days or more and still accruing interest:
Residential mortgage loans	$—	$—	$488
Total past due 90 days or more and still accruing interest	$—	$—	$488
Nonperforming loans to total loans	0.68%	0.43%	0.55%
Nonperforming assets to total loans	0.69	0.43	0.55
Nonperforming assets to total assets	0.59	0.37	0.45

Nonperforming loans were $14.5 million at March 31, 2023, a $5.4 million increase from $9.1 million at December 31, 2022 and a $5.2 million increase from $9.3 million at March 31, 2022, respectively. Since year end 2022, nonperforming loans in the commercial segment decreased, offset by an increase in nonperforming SBA, residential mortgage and residential construction loans. In addition, there were no loans past due 90 days or more and still accruing interest at March 31, 2023 and December 31, 2022, compared to $0.5 million at March 31, 2022.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $19.4 million at March 31, 2023.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $26.2 million at March 31, 2023, compared to $25.2 million at December 31, 2022 and $22.2 million at March 31, 2022, with a resulting allowance to total loan ratio of 1.23 percent at March 31, 2023, 1.20 percent at December 31, 2022 and 1.30 percent at March 31, 2022, respectively. Net recoveries amounted to $50 thousand for the three months ended March 31, 2023, compared to $44 thousand for the same period in 2022.

The following table is a summary of the changes to the allowance for credit losses for March 31, 2023 and 2022, including net recoveries (charge-offs) to average loan ratios for each major loan category:

	For the three months ended March 31,
(In thousands, except percentages)	2023	2022
Balance, beginning of period	$25,196	$22,302
Impact of the adoption of ASU 2016-13 ("CECL")	847	—
Provision (benefit) for credit losses charged to expense	108	(178)
Less: Charge-offs
SBA loans held for investment	(113)	—
Consumer loans	(120)	(6)
Total charge-offs	(233)	(6)
Add: Recoveries
SBA loans held for investment	—	22
Commercial loans	271	28
Consumer loans	12	—
Total recoveries	283	50
Net recoveries	50	44
Balance, end of period	$26,201	$22,168
Selected loan quality ratios:
Net charge-offs (recoveries) to average loans, annualized:
SBA loans held for investment	0.64%	(0.09)%
Commercial loans	(0.02)	(0.01)
Residential mortgage loans	—	—
Consumer loans	(0.56)	0.03
Total loans	(0.01)	—
Allowance to total loans	1.23	1.30
Allowance to nonperforming loans	180.61%	238.34%

The following table sets forth, for each of the major lending categories, the amount and percentage of the allowance for credit losses allocated to each as of March 31, 2023 and 2022. The allocated allowance is the total of identified specific and general reserves by loan category. The allocation is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the portfolio.

	March 31, 2023		March 31, 2022
		%		%
		Allocated		Allocated
	Reserve	to total	Reserve	to total
(In thousands, except percentages)	amount	loans	amount	loans
Balance applicable to:
SBA loans	$1,103	2.63%	$941	1.53%
Commercial loans	15,301	1.27	14,705	1.50
Residential mortgage loans	6,135	0.99	4,284	1.00
Consumer loans	1,020	1.33	642	0.83
Residential construction loans	2,642	1.61	1,596	1.23
Allowance for loans as a % total loans	$26,201	1.23%	$22,168	1.30%

See Note 8 to the accompanying Consolidated Financial Statements for more information regarding the Allowance for Credit Losses and Reserve for Unfunded Loan Commitments.

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

The following table shows period-end deposits and the concentration of each category of deposits:

	March 31, 2023		December 31, 2022
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$450,058	24.7%	$494,184	27.6%
Interest-bearing demand deposits	289,451	15.9	276,218	15.5
Savings deposits	560,711	30.7	591,826	33.1
Time deposits	523,701	28.7	425,300	23.8
Total deposits	$1,823,921	100.0%	$1,787,528	100.0%

The following table presents the expected maturities of time deposits over the next five years and thereafter:

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Balance maturing	$249,817	$181,509	$64,604	$16,787	$10,562	$422	$523,701

The following table details the maturity distribution of time deposits as of March 31, 2023 and December 31, 2022:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At March 31, 2023:
Less than $250,000	$151,056	$25,879	$77,468	$159,193	$413,596
$250,000 or more	22,096	12,238	33,510	42,261	110,105
At December 31, 2022:
Less than $250,000	$134,611	$39,583	$35,208	$148,554	$357,956
$250,000 or more	3,528	19,787	16,509	27,520	67,344

Total deposits increased $36.4 million to $1.8 billion at March 31, 2023 from year-end 2022. This increase was due to increases of $98.4 million in time deposits, of which $8.1 million was in brokered time deposits, and $13.2 million in interest-bearing demand deposits, partially offset by a decrease of $44.1 million in noninterest-bearing demand deposits and $31.1 million in savings deposits. The change in the composition of the portfolio from December 31, 2022 reflects a 23.1 percent increase in time deposits and a 4.8 percent increase in interest-bearing demand deposits, partially offset by a 8.9 percent decrease in noninterest-bearing demand deposits and a 5.3 percent decrease in savings deposits.

As of March 31, 2023 the Bank had $334.8 million in uninsured/uncollateralized deposits, or 18.4 percent of total deposits and the average deposit account size was approximately $38 thousand. Further, the Bank’s deposit base was 44.8 percent retail, 27.1 percent business, 17.3 percent municipal and 10.8 percent brokered time deposits.

The following table shows average deposits and the concentration of each category of deposits:

	March 31, 2023		Full Year December 31, 2022
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$468,407	25.8%	$518,244	29.1%
Interest-bearing demand deposits	287,749	15.9	269,789	15.2
Savings deposits	571,843	31.5	674,335	37.9
Time deposits	485,679	26.8	315,910	17.8
Total deposits	$1,813,678	100.0%	$1,778,278	100.0%

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $384.3 million and $393.3 million at March 31, 2023 and December 31, 2022, respectively, and are broken down in the following table:

(In thousands)	March 31, 2023	December 31, 2022
FHLB borrowings:
Non-overnight, fixed rate advances	$195,000	$180,000
Overnight advances	179,000	203,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$384,310	$393,310

In March 2023, the FHLB issued a $146.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $17.0 million municipal deposit letter of credit in the name of Unity Bank naming Forks Township in Pennslyvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At March 31, 2023, the Company had $253.6 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

For the three months ending March 31, 2023, average FHLB Borrowings were $332.1 million with a weighted average cost of 4.4%. The maximum borrowing during the year was $374.0 million.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 6.608 percent at March 31, 2023 and 6.319 percent at December 31, 2022.

Market Risk

The principal objectives of the asset and liability management function are to establish prudent risk management guidelines, evaluate and control the level of interest-rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital and liquidity requirements and actively manage risk within the Board approved guidelines. The Company seeks to reduce the vulnerability of operations to changes in interest rates and actions in this regard are taken under the guidance of the Asset/Liability Management Committee (“ALCO”) of the Board of Directors. The ALCO reviews the maturities and re-pricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions and interest rate levels.

The Company utilizes Modified Duration of Equity and Economic Value of Equity (“EVE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The EVE is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the EVE, as a percentage of assets with rate shocks of 200 basis points at March 31, 2023, is a decrease of 12.9 percent in a rising-rate environment and an increase of 5.6 percent in a falling-rate environment. The variances in the EVE at March 31, 2023 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.0 percent. At December 31, 2022, the EVE as a percentage of assets with rate shocks of 200 basis points was a decrease of 12.1 percent in a rising-rate environment and an increase of 6.8 percent in a falling-rate environment. The variances in the EVE at December 31, 2022 are within the Board-approved guidelines of +/- 20.0 percent.

The following table presents the Company’s EVE and NII sensitivity exposure related to an instantenous and substained parallel shift in market interest rate of 100, 200 and 300 bps at March 31, 2023 and December 31, 2022.

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2023:
+300	$248,555	$(60,964)	(19.70)%	$90,433	$(8,124)	(8.24)%
+200	269,480	(40,039)	(12.94)	93,083	(5,474)	(5.55)
+100	290,326	(19,193)	(6.20)	95,705	(2,852)	(2.89)
0	309,519	—	—	98,557	—	—
-100	322,187	12,668	4.09	100,574	2,017	2.05
-200	326,786	17,267	5.58	99,990	1,433	1.45
-300	326,161	16,642	5.38	98,053	(504)	(0.51)
December 31, 2022:
+300	$269,493	$(61,049)	(18.47)%	$92,822	$(8,275)	(8.19)%
+200	290,558	(39,984)	(12.10)	95,567	(5,530)	(5.47)
+100	311,453	(19,089)	(5.78)	98,280	(2,817)	(2.79)
0	330,542	—	—	101,097	—	—
-100	346,750	16,208	4.90	102,688	1,591	1.57
-200	352,944	22,402	6.78	101,927	830	0.82
-300	353,361	22,819	6.90	100,183	(914)	(0.90)

Off Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of March 31, 2023:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,703	$1,395	$120	$593	$5,811
Contractual obligations:
Time deposits	322,247	188,372	12,964	118	523,701
Borrowed funds and subordinated debentures	329,000	40,000	5,000	10,310	384,310
Total off-balance sheet arrangements and contractual obligations	$654,950	$229,767	$18,084	$11,021	$913,822

Standby letters of credit represent guarantees of payment issued by the Bank on behalf of a client that is used as “payments of last resort” should the client fail to fulfill a contractual commitment with a third party. Standby letters of credit are typically short-term in duration, maturing in one year of less.

Time deposits have stated maturity dates.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At March 31, 2023, the balance of cash and cash equivalents was $127.1 million, a decrease of $12.3 million from December 31, 2022. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $13.8 million and $19.6 million of net cash for the three months ended March 31, 2023 and 2022, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as stock compensation expense and the net change in other assets and liabilities.

Investing activities used $19.9 million and $88.4 million in net cash for the three months ended March 31, 2023 and 2022, respectively. Cash was primarily used to fund new loans.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $94.1 million and $95.4 million at March 31, 2023 and December 31, 2022, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $9.1 million.
●	Loans. The SBA loans held for sale portfolio amounted to $23.3 million and $27.9 million at March 31, 2023 and December 31, 2022, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $489.5 million to its borrowers as of March 31, 2023, compared to $514.8 million at December 31, 2022. At March 31, 2023, $167.3 million of these commitments expire within one year, compared to $177.7 million at December 31, 2022. The Company had $5.8 million and $5.6 million in standby letters of credit at March 31, 2023 and December 31, 2022, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $18.5 million and $11.7 million in net cash for the three months ended March 31, 2023 and 2022, primarily due to net increase in deposits.

●	Deposits. As of March 31, 2023, deposits included $315.3 million of government deposits, as compared to $296.5 million at year end 2022. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $286.7 million of deposits from nineteen municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.

●	Borrowed Funds. Total FHLB borrowings amounted to $374.0 million and $383.0 million as of March 31, 2023 and December 31, 2022, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At March 31, 2023, pledging provided an additional $253.6 million in borrowing capacity from the FHLB.

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

At March 31, 2023, the Parent Company had $0.8 million in cash and cash equivalents and $4.2 million in investment securities valued at fair market value, compared to $2.2 million and $5.7 million at December 31, 2022.

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

The following table shows the CBLR ratio for the Company and the Bank at March 31, 2023 and at December 31, 2022.

In addition, below are the ratios under the Basel III risk-based capital guidelines for the Company and the Bank at March 31, 2023 and December 31, 2022, all of which are above minimum capital requirements:

	At March 31, 2023		At December 31, 2022
	Company	Bank	Company	Bank
CBLR (Tier 1 Leverage Capital)	10.38%	9.96%	10.88%	10.34%
Common Equity Tier 1 Capital	11.76	11.78	11.76	11.69
Tier 1 Risk-based Capital	12.25	11.78	12.25	11.69
Total Risk-based Capital	13.50	13.03	13.48	12.93

For additional information on regulatory capital, see Note 11 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $1.2 million to $240.5 million at March 31, 2023 compared to $239.2 million at

December 31, 2022, primarily due to net income of $10.3 million partially offset by $8.2 million treasury stock purchased, at cost. Other items impacting shareholders’ equity included $1.3 million in dividends paid on common stock, $947 thousand from the issuance of common stock under employee benefit plans and a one-time adjustment to retained earnings of $649 thousand relating to ASU No. 2016-13 ("CECL"). The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Company authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of its outstanding common stock. The new plan took effect after the Company’s prior share repurchase program was completed and all authorized shares were repurchased on February 16, 2021. A total 337,945 shares were repurchased at an average price of $25.14 during the three months ended March 31, 2023. As of March 31, 2023, 232 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses and the market price of the Company’s stock.

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1, 2023 through January 31, 2023	35,854	$26.27	35,854	534,290
February 1, 2023 through February 28, 2023	15,761	26.41	15,761	518,529
March 1, 2023 through March 31, 2023	286,330	23.93	286,330	232,199

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2023, there have been no significant changes in the Company’s assessment of market risk as reported in Item 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of March 31, 2023 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2022, in addition to the following:

Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets.  These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession.  These recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business.  Inability to access short-term funding, loss of client deposits or changes in our credit ratings could increase the cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization.  We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses.  The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

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

UNITY BANCORP, INC.

Dated:	May 10, 2023	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer