Form 10-Q
period 2023-06-30
UNITY BANCORP INC /NJ/
filed 2023-08-08
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2023 common stock, no par value: 10,135,366 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$22,552	$19,699
Interest-bearing deposits	128,682	95,094
Cash and cash equivalents	151,234	114,793
Securities:
Debt securities available for sale	92,966	95,393
Debt securities held to maturity	35,890	35,760
Equity securities with readily determinable fair values	8,205	9,793
Total securities	137,061	140,946
Loans:
SBA loans held for sale	20,074	27,928
SBA loans held for investment	39,878	38,468
SBA PPP loans	2,555	5,908
Commercial loans	1,256,032	1,187,543
Residential mortgage loans	633,414	605,091
Consumer loans	75,990	78,164
Residential construction loans	139,424	163,457
Total loans	2,167,367	2,106,559
Allowance for credit losses	(25,988)	(25,196)
Net loans	2,141,379	2,081,363
Premises and equipment, net	19,923	20,002
Bank owned life insurance ("BOLI")	26,940	26,776
Deferred tax assets, net	12,891	12,345
Federal Home Loan Bank ("FHLB") stock	21,430	19,064
Accrued interest receivable	14,858	13,403
Goodwill	1,516	1,516
Prepaid expenses and other assets	25,069	14,740
Total assets	$2,552,301	$2,444,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$439,220	$494,184
Interest-bearing demand	300,710	276,218
Savings	546,116	591,826
Brokered time deposits	192,043	189,644
Time deposits	371,439	235,656
Total deposits	1,849,528	1,787,528
Borrowed funds	423,000	383,000
Subordinated debentures	10,310	10,310
Accrued interest payable	715	691
Accrued expenses and other liabilities	24,675	24,192
Total liabilities	2,308,228	2,205,721
Shareholders’ equity:
Common stock	98,910	97,204
Retained earnings	173,823	156,958
Treasury stock	(25,037)	(11,675)
Accumulated other comprehensive loss	(3,623)	(3,260)
Total shareholders’ equity	244,073	239,227
Total liabilities and shareholders’ equity	$2,552,301	$2,444,948

Shares issued	11,387	11,289
Shares outstanding	10,119	10,584
Treasury shares	1,268	705

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
INTEREST INCOME
Interest-bearing deposits	$441	$152	$775	$248
FHLB stock	343	50	674	83
Securities:
Taxable	1,798	1,115	3,537	1,768
Tax-exempt	19	10	38	16
Total securities	1,817	1,125	3,575	1,784
Loans:
SBA loans	1,403	926	2,807	1,849
SBA PPP loans	27	492	104	1,269
Commercial loans	18,621	12,414	36,022	23,910
Residential mortgage loans	8,532	4,982	16,641	9,372
Consumer loans	1,471	919	2,825	1,840
Residential construction loans	2,737	2,011	5,323	3,835
Total loans	32,791	21,744	63,722	42,075
Total interest income	35,392	23,071	68,746	44,190
INTEREST EXPENSE
Interest-bearing demand deposits	1,349	198	2,331	362
Savings deposits	2,501	412	4,454	757
Time deposits	3,895	419	6,604	899
Borrowed funds and subordinated debentures	4,125	285	7,924	511
Total interest expense	11,870	1,314	21,313	2,529
Net interest income	23,522	21,757	47,433	41,661
Provision for credit losses	777	1,188	885	1,009
Net interest income after provision for credit losses	22,745	20,569	46,548	40,652
NONINTEREST INCOME
Branch fee income	228	281	463	556
Service and loan fee income	491	688	993	1,272
Gain on sale of SBA loans held for sale, net	586	—	896	852
Gain on sale of mortgage loans, net	463	431	707	952
BOLI income	84	161	164	324
Net security losses	(164)	(498)	(487)	(1,055)
Other income	427	1,686	796	2,088
Total noninterest income	2,115	2,749	3,532	4,989
NONINTEREST EXPENSE
Compensation and benefits	7,271	6,811	14,361	13,319
Processing and communications	663	706	1,467	1,458
Occupancy	779	727	1,549	1,502
Furniture and equipment	690	618	1,379	1,194
Professional services	296	392	723	565
Advertising	443	340	703	130
Other loan expenses (income)	45	(5)	173	839
Deposit insurance	617	250	965	519
Director fees	203	225	420	459
Loan collection expenses	85	36	132	93
Other expenses	659	610	1,307	1,044
Total noninterest expense	11,751	10,710	23,179	21,122
Income before provision for income taxes	13,109	12,608	26,901	24,519
Provision for income taxes	3,409	3,157	6,914	5,960
Net income	$9,700	$9,451	$19,987	$18,559
Net income per common share – Basic	$0.96	$0.90	$1.94	$1.77
Net income per common share – Diluted	$0.95	$0.88	$1.91	$1.74
Weighted average common shares outstanding – Basic	10,103	10,504	10,319	10,475
Weighted average common shares outstanding – Diluted	10,203	10,706	10,444	10,685

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	June 30, 2023			June 30, 2022

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$13,109	3,409	9,700	$12,608	3,157	9,451
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(683)	(166)	(517)	(4,010)	(956)	(3,054)
Less: reclassification adjustment for losses on securities included in net income	—	—	—	(498)	(104)	(394)
Total unrealized losses on securities available for sale	(683)	(166)	(517)	(3,512)	(852)	(2,660)
Net unrealized gains (losses) from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	319	90	229	(795)	(225)	(570)
Less: reclassification adjustment for gains on cash flow hedges included in net income	219	63	156	—	—	—
Total unrealized gains (losses) on cash flow hedges	100	27	73	(795)	(225)	(570)
Total other comprehensive loss	(583)	(139)	(444)	(4,307)	(1,077)	(3,230)
Total comprehensive income	$12,526	$3,270	$9,256	$8,301	$2,080	$6,221

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

	For the six months ended
	June 30, 2023			June 30, 2022
		Income tax
	Before tax	expense	Net of tax	Before tax	Income tax	Net of tax
(In thousands)	amount	(benefit)	amount	amount	expense	amount
Net income	$26,901	$6,914	$19,987	$24,519	5,960	$18,559
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(324)	(74)	(250)	(5,637)	(1,331)	(4,306)
Less: reclassification adjustment for losses on securities included in net income	—	—	—	(1,055)	(222)	(833)
Total unrealized losses on securities available for sale	(324)	(74)	(250)	(4,582)	(1,109)	(3,473)
Net unrealized gains (losses) from cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	(552)	(140)	(412)	738	209	529
Less: reclassification adjustment for gains on cash flow hedges included in net income	418	119	299	—	—	—
Total unrealized gains (losses) on cash flow hedges	(134)	(21)	(113)	738	209	529
Total other comprehensive loss	(458)	(95)	(363)	(3,844)	(900)	(2,944)
Total comprehensive income	$26,443	$6,819	$19,624	$20,675	$5,060	$15,615

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

						Accumulated
						other	Total
	Common Stock			Retained	Treasury	comprehensive	shareholders’
(In thousands)	Shares		Amount	earnings	stock	loss	equity
Balance, December 31, 2022	10,584		$97,204	$156,958	$(11,675)	$(3,260)	$239,227
Net income	—	A	—	10,287	—	—	10,287
Other comprehensive income, net of tax	—		—	—	—	81	81
Dividends on common stock ($0.12 per share)	2		46	(1,261)	—	—	(1,215)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	—		—	(649)	—	—	(649)
Common stock issued & related tax effects (1)	44		947	—	—	—	947
Treasury stock purchased, at cost	(338)		—	—	(8,219)	—	(8,219)
Balance, March 31, 2023	10,292		98,197	165,335	(19,894)	(3,179)	240,459
Net income	—		—	9,700	—	—	9,700
Other comprehensive loss, net of tax	—	A	—	—	—	(444)	(444)
Dividends on common stock ($0.12 per share)	2		47	(1,212)	—	—	(1,165)
Common stock issued & related tax effects (1)	50		666	—	—	—	666
Acquisition of treasury stock, at cost	(225)		—	—	(5,143)		(5,143)
Balance, June 30, 2023	10,119		98,910	173,823	(25,037)	(3,623)	244,073

						Accumulated
						other		Total
	Common Stock			Retained	Treasury	comprehensive		shareholders’
(In thousands)	Shares		Amount	earnings	stock	income	aa	equity
Balance, December 31, 2021	10,391		$94,003	$123,037	$(11,633)	$322		$205,729
Net income	—	A	—	9,108	—	—		9,108
Other comprehensive income, net of tax	—		—	—	—	286		286
Dividends on common stock ($0.10 per share)	—		37	(1,045)	—	—		(1,008)
Common stock issued & related tax effects (1)	102		813	—	—	—		813
Balance, March 31, 2022	10,493		94,853	131,100	(11,633)	608		214,928
Net income	—		—	9,451	—	—		9,451
Other comprehensive loss, net of tax	—		—	—	—	(3,230)		(3,230)
Dividends on common stock ($0.09 per share)	—		43	(1,157)	—	—		(1,114)
Common stock issued & related tax effects (1)	18		754	—	—	—		754
Balance, June 30, 2022	10,511		95,650	139,394	(11,633)	(2,622)		220,789

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$19,987	$18,559
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	885	1,009
Net amortization of purchase premiums and discounts on securities	(29)	44
Depreciation and amortization	659	1,412
PPP deferred fees and costs	(73)	(1,120)
Deferred income tax benefit	(301)	(1,118)
Net realized security gains	(222)	—
Stock compensation expense	840	833
Valuation writedowns on OREO	—	—
Gain on sale of mortgage loans, net	(707)	(952)
Gain on sale of SBA loans held for sale, net	(896)	(852)
BOLI income	(164)	(324)
Net change in other assets and liabilities	(11,309)	(5,651)
Net cash provided by operating activities	8,670	11,840
INVESTING ACTIVITIES
Purchases of securities held to maturity	—	(26,748)
Purchases of equity securities	(168)	(1,539)
Purchases of securities available for sale	—	(44,904)
Purchases of FHLB stock, at cost	(2,365)	(10,407)
Maturities and principal payments on securities held to maturity	101	4,244
Maturities, calls and principal payments on securities available for sale	2,103	2,752
Proceeds from sales of equity securities	1,269	—
Proceeds from redemption of FHLB stock	—	4,734
Net decrease in SBA PPP loans	3,425	33,356
Net increase in loans	(63,046)	(172,173)
Proceeds from BOLI	—	468
Purchases of premises and equipment	(580)	(97)
Net cash used in investing activities	(59,261)	(210,314)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	62,000	(60,913)
Net changes from borrowings	—	125,000
Proceeds from borrowings	40,000	—
Proceeds from exercise of stock options	999	954
Fair market value of shares withheld to cover employee tax liability	(226)	(220)
Dividends on common stock	(2,381)	(2,122)
Purchase of treasury stock	(13,360)	—
Net cash provided by financing activities	87,032	62,699
Increase (decrease) in cash and cash equivalents	36,441	(135,775)
Cash and cash equivalents, beginning of year	114,793	244,818
Cash and cash equivalents, end of period	$151,234	$109,043
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$21,289	$2,531
Income taxes paid	3,557	4,687
Noncash investing activities:
Establishment of lease liability and right-of-use asset	—	582
Capitalization of servicing rights	429	131
Transfer of loans to OREO	251	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2023

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"). The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for credit losses, valuation of deferred tax and servicing assets, the valuation of securities and the determination of impairment for securities and fair value disclosures. Management believes that the allowance for credit losses is adequate. While management uses available information to recognize credit losses, future additions to the allowance for credit losses may be necessary based on changes in economic conditions and the general credit quality of the loan portfolio.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of management, are necessary for the fair presentation of interim results. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Both banks appear to have had high ratios of uninsured deposits to total deposits, when compared to industry average, as well as significant unrealized losses in their investment and loan portfolios. These failures underscore the importance of maintaining access to diverse sources of funding. The Company’s deposit base includes a combination of consumer, commercial and public funds deposits, without a high level of industry concentration. In addition, the Company has a relative small investment securities portfolio, constituting 5.4% of total assets.

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

An unexpected influx of withdrawals of deposits could adversely impact the Company's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits.

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

The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company established a governance structure to implement the CECL accounting guidance and has developed a methodology and set of models to be used upon adoption. At adoption, the Company recorded an $0.8 million increase to its allowance for credit losses, entirely related to loans. Further the Company increased its reserve for unfunded credit commitments by $0.1 million. The reserve for unfunded credit commitments is recorded in Accrued expenses and other liabilities on the consolidated balance sheet. These increases in reserves were recorded through retained earnings and was $0.6 million, net of tax.

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies and have a long history of no credit losses.

For other assets within the scope of the new CECL accounting guidance, such as held to maturity debt securities and other receivables, management noted the impact from adoption to be inconsequential. Additionally, the Company noted the adoption of CECL had no significant impact on regulatory capital ratios of the Company and/or the Bank.

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

New Accounting Guidance issued in the Second Quarter 2023

There were no ASUs issued in the second quarter of 2023 which were material to the Company or its financial statements.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income	$9,700	$9,451	$19,987	$18,559
Weighted average common shares outstanding - Basic	10,103	10,504	10,319	10,475
Plus: Potential dilutive common stock equivalents	100	202	125	210
Weighted average common shares outstanding - Diluted	10,203	10,706	10,444	10,685
Net income per common share - Basic	$0.96	$0.90	$1.94	$1.77
Net income per common share - Diluted	0.95	0.88	1.91	1.74
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	50	—	—	—

NOTE 4. Other Comprehensive Income (Loss)

The following tables show the changes in other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022, net of tax:

	For the three months ended June 30, 2023
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	income (loss)
Balance, beginning of period	$(4,115)	$936	$(3,179)
Other comprehensive (loss) income before reclassifications	(516)	228	(288)
Less amounts reclassified from accumulated other comprehensive loss	—	156	156
Period change	(516)	72	(444)
Balance, end of period	$(4,631)	$1,008	$(3,623)

	For the three months ended June 30, 2022
		Net unrealized	Accumulated
	Net unrealized	gains	other
	gains (losses) on	from cash flow	comprehensive
(In thousands)	securities	hedges	income (loss)
Balance, beginning of period	$(784)	$1,392	$608
Other comprehensive (loss) income before reclassifications	(3,054)	(570)	(3,624)
Less amounts reclassified from accumulated other comprehensive loss	(394)	—	(394)
Period change	(2,660)	(570)	(3,230)
Balance, end of period	$(3,444)	$822	$(2,622)

	For the six months ended June 30, 2023

		Net unrealized	Accumulated
	Net unrealized	gains	other
	gains (losses) on	from cash flow	comprehensive
(In thousands)	securities	hedges	income (loss)
Balance, beginning of period	$(4,381)	$1,121	$(3,260)
Other comprehensive (loss) income before reclassifications	(250)	(412)	(662)
Less amounts reclassified from accumulated other comprehensive loss	—	(299)	(299)
Period change	(250)	(113)	(363)
Balance, end of period	$(4,631)	$1,008	$(3,623)

	For the six months ended June 30, 2022

		Net unrealized	Accumulated
	Net unrealized	(losses) gains	other
	(losses) gains on	from cash flow	comprehensive
(In thousands)	securities	hedges	(loss) income
Balance, beginning of period	$29	$293	$322
Other comprehensive income before reclassifications	(4,306)	529	(3,777)
Less amounts reclassified from accumulated other comprehensive income (loss)	(833)	—	(833)
Period change	(3,473)	529	(2,944)
Balance, end of period	$(3,444)	$822	$(2,622)

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

As of June 30, 2023, the fair value of the Company’s AFS debt securities portfolio was $93.0 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at June 30, 2023. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at June 30, 2023.  The valuation of these corporate bonds is determined using broker quotes or third-party vendor prices that are not adjusted by management.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

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

As of June 30, 2023, the fair value of the Company’s equity securities portfolio was $8.2 million.

All of the Company’s equity securities were classified as Level 1 assets at June 30, 2023.

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

There were no changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2023, as compared to the periods ended December 31, 2022 and June 30, 2022.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,248	$—	$16,248	$—
State and political subdivisions	586	—	586	—
Residential mortgage-backed securities	14,676	—	14,676	—
Corporate and other securities	61,456	—	57,125	4,331
Total debt securities available for sale	$92,966	$—	$88,635	$4,331

Equity securities with readily determinable fair values	8,205	8,205		—
Total equity securities	$8,205	$8,205	$—	$—

Interest rate swap agreements	1,402	—	1,402	—
Total swap agreements	$1,402	$—	$1,402	$—

	Fair value Measurements at December 31, 2022
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,305	$—	$16,305	$—
State and political subdivisions	613	—	613	—
Residential mortgage-backed securities	15,475	—	15,475	—
Corporate and other securities	63,000	—	58,325	4,675
Total debt securities available for sale	$95,393	$—	$90,718	$4,675

Equity securities with readily determinable fair values	9,793	—	9,793	—
Total equity securities	$9,793	$—	$9,793	$—

Interest rate swap agreements	1,537	—	1,537	—
Total swap agreements	$1,537	$—	$1,537	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at June 30, 2023
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
OREO	$251			$251
Collateral-dependent loans	$11,558	$—	$—	$11,558

Fair Value Measurements at December 31, 2022
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	8,803	—	—	8,803

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Collateral-Dependent Loans & OREO

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

The valuation allowance for individually evaluated loans is included in the allowance for credit losses in the consolidated balance sheets. At June 30, 2023, the valuation allowance for impaired loans was $1.0 million, compared to $1.8 million at December 31, 2022.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2023 and December 31, 2022 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Standby Letters of Credit

As a part of standard credit arrangements, the bank offers standby letters of credits and other loan commitments. The fair value of these commitments is nominal.

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
	Fair value	Carrying	Estimated	Carrying	Estimated
(In thousands)	level	amount	fair value	amount	fair value
Financial assets:
Securities (1)	Level 2	137,061	130,435	140,946	133,764
SBA loans held for sale	Level 2	20,074	25,031	27,928	30,141
Loans, net of allowance for credit losses (2)	Level 2	2,121,305	2,032,930	2,053,435	1,990,010
Financial liabilities:
Deposits	Level 2	1,849,528	1,719,293	1,787,528	1,772,270
Borrowed funds and subordinated debentures	Level 2	433,310	431,459	393,310	391,312

(1)	Includes corporate securities that are considered Level 3 and reported separately in the table under the “Fair Value on a Recurring Basis” heading. These securities had book values of $5.3 million and market values of $4.3 million. Additionally, includes equity securities with readily determinable fair values of $8.2 million.
(2)	Includes collateral-dependent loans that are considered Level 3 and reported separately in the tables under the “Fair Value on a Nonrecurring Basis” heading. Collateral-dependent loans, net of specific reserves totaled $11.8 million and $8.8 million at June 30, 2023 and December 31, 2022, respectively.

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$16,978	$—	$(730)	$16,248	$16,961	$—	$(656)	$16,305
State and political subdivisions	631	—	(45)	586	635	—	(22)	613
Residential mortgage-backed securities	16,270	29	(1,623)	14,676	17,097	32	(1,654)	15,475
Corporate and other securities	65,206	212	(3,962)	61,456	66,495	106	(3,601)	63,000
Total debt securities available for sale	$99,085	$241	$(6,360)	$92,966	$101,188	$138	$(5,933)	$95,393
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,614)	$23,386	$28,000	$—	$(5,310)	$22,690
State and political subdivisions	1,143	55	—	1,198	1,115	67	—	1,182
Residential mortgage-backed securities	6,747	—	(2,067)	4,680	6,645	—	(1,939)	4,706
Total securities held to maturity	$35,890	$55	$(6,681)	$29,264	$35,760	$67	$(7,249)	$28,578

This table provides the remaining contractual maturities within the investment portfolios. The carrying value of securities at June 30, 2023 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

		After one through	After five through		Total carrying
	Within one year	five years	ten years	After ten years	value
(In thousands)
Available for sale at fair value:
U.S. Government sponsored entities	$1,949	$14,299	$—	$—	$16,248
State and political subdivisions	200	160	—	226	586
Residential mortgage-backed securities	—	513	765	13,398	14,676
Corporate and other securities	—	13,079	11,583	36,794	61,456
Total debt securities available for sale	$2,149	$28,051	$12,348	$50,418	$92,966
Held to maturity at cost:
U.S. Government sponsored entities	$—	$—	$3,000	$25,000	$28,000
State and political subdivisions	—	—	—	1,143	1,143
Residential mortgage-backed securities	—	—	—	6,747	6,747
Total securities held to maturity	$—	$—	$3,000	$32,890	$35,890

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$339	$(5)	$15,909	$(725)	$16,248	$(730)
State and political subdivisions	—	—	386	(45)	386	(45)
Residential mortgage-backed securities	4,628	(221)	9,990	(1,402)	14,618	(1,623)
Corporate and other securities	7,686	(434)	52,027	(3,528)	59,713	(3,962)
Total	$12,653	$(660)	$78,312	$(5,700)	$90,965	$(6,360)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,386	$(4,614)	$23,386	$(4,614)
Residential mortgage-backed securities	—	$—	4,680	(2,067)	4,680	(2,067)
Total	$—	$—	$28,066	$(6,681)	$28,066	$(6,681)

	December 31, 2022
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$15,817	$(622)	$1,432	$(34)	$17,249	$(656)
State and political subdivisions	160	(5)	253	(17)	413	(22)
Residential mortgage-backed securities	14,023	(1,448)	1,311	(206)	15,334	(1,654)
Corporate and other securities	23,445	(966)	31,948	(2,635)	55,393	(3,601)
Total temporarily impaired AFS securities	$53,445	$(3,041)	$34,944	$(2,892)	$88,389	$(5,933)
Held to maturity:
U.S. Government sponsored entities	$15,659	$(2,341)	$7,031	$(2,969)	$22,690	$(5,310)
Residential mortgage-backed securities	4,707	(1,939)	—	—	4,707	(1,939)
Total temporarily impaired HTM securities	$20,366	$(4,280)	$7,031	$(2,969)	$27,397	$(7,249)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

Allowance for Credit Losses

The Company has zero-loss expectation for certain securities within the held to maturity and available for sale portfolios, and therefore is not required to estimate an allowance for credit losses related to these securities under the CECL standard. The Company does not provide credit quality indicators for held to maturity securities that have zero-loss expectation. After an evaluation of various factors, the following security types are believed to qualify for this exclusion: U.S Government sponsored entities, residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae or Freddie Mac.

Management recognized no impairment for held to maturity debt securities during the three and six months ended June 30, 2023 and 2022. There was no allowance for credit losses for held to maturity debt securities at June 30, 2023 and 2022.

Available for sale debt securities in unrealized loss positions are evaluated for impairment on a quarterly basis. The Company has evaluated available for sale securities that are in an unrealized loss position and has determined that the declines in fair value are attributable to market volatility, not credit quality or other factors. Management recognized no impairment during the three and six months ended June 30, 2023 and 2022. There was no allowance for credit losses for available for sale debt securities at June 30, 2023 and 2022.

Realized Gains and Losses on Debt Securities

Net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no realized gains or losses on available for sale securities during the three and six months ended June 30, 2023 and June 30, 2022. There was no gross realized gain or loss for held for maturity debt securities during the three and six months ended June 30, 2023 and 2022.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net unrealized losses occurring during the period on equity securities	$(164)	$(498)	$(709)	$(1,055)
Net realized gains recognized during the period on equity securities sold during the period	—	—	222	—
Net losses recognized during the reporting period on equity securities	$(164)	$(498)	$(487)	$(1,055)

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
SBA loans held for investment	$39,878	$38,468
SBA PPP loans	2,555	5,908
Commercial loans
SBA 504 loans	31,657	35,077
Commercial other	130,737	117,566
Commercial real estate	931,756	903,126
Commercial real estate construction	161,882	131,774
Residential mortgage loans	633,414	605,091
Consumer loans
Home equity	68,379	68,310
Consumer other	7,611	9,854
Residential construction loans	139,424	163,457
Total loans held for investment	$2,147,293	$2,078,631
SBA loans held for sale	20,074	27,928
Total loans	$2,167,367	$2,106,559

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

Small Business Administration (“SBA”) Loans: SBA 7(a) loans, on which the SBA has historically provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses’ major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

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

Credit Ratings

The Company places all SBA and commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy.

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

At June 30, 2023, the Company owned $0.3 million in commercial properties that were included in OREO in the Consolidated Balance Sheets, compared to none at December 31, 2022. Additionally, there were $13.7 million in the process of foreclosure at June 30, 2023, compared to $2.1 million at December 31, 2022. At June 30, 2023, foreclosures in process included loans in the Commercial, SBA, Residential mortgage loans, Consumer Construction and Home Equity categories.

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$—	$192	$—	$3,591	$3,783	$36,095	$39,878
Commercial loans
SBA 504 loans	—	—	—	—	—	31,657	31,657
Commercial other	—	—	—	630	630	130,107	130,737
Commercial real estate	—	—	—	205	205	931,551	931,756
Commercial real estate construction	—	—	—	—	—	161,882	161,882
Residential mortgage loans	—	5,444	—	8,607	14,051	619,363	633,414
Consumer loans
Home equity	—	—	—	—	—	68,379	68,379
Consumer other	86	35	—	—	121	7,490	7,611
Residential construction loans	—	—	—	3,182	3,182	136,242	139,424
Total loans held for investment, excluding SBA PPP	86	5,671	—	16,215	21,972	2,122,766	2,144,738
SBA loans held for sale	—	—	—	—	—	20,074	20,074
Total loans, excluding SBA PPP	$86	$5,671	$—	$16,215	$21,972	$2,142,840	$2,164,812

	December 31, 2022
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$—	$576	$—	$690	$1,266	$37,202	$38,468
Commercial loans
SBA 504 loans	—	—	—	—	—	35,077	35,077
Commercial other	198	300	—	777	1,275	116,291	117,566
Commercial real estate	22	188	—	805	1,015	902,111	903,126
Commercial real estate construction	—	—	—	—	—	131,774	131,774
Residential mortgage loans	—	982	—	3,361	4,343	600,748	605,091
Consumer loans
Home equity	—	—	—	—	—	68,310	68,310
Consumer other	18	7	—	—	25	9,829	9,854
Residential construction loans	—	—	—	3,432	3,432	160,025	163,457
Total loans held for investment, excluding SBA PPP	238	2,053	—	9,065	11,356	2,061,367	2,072,723
SBA loans held for sale	2,195	—	—	—	2,195	25,733	27,928
Total loans, excluding SBA PPP	$2,433	$2,053	$—	$9,065	$13,551	$2,087,100	$2,100,651

The company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At June 30, 2023, there was $1.3 million of accrued interest on securities and $12.6 million of accrued interest on loans.

The following table shows the internal loan classification risk by loan portfolio classification by origination year as of June 30, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year

(In thousands)	2023	2022	2021	2020	2019	2018 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$979	$7,339	$5,132	$6,247	$2,704	$11,627	$-	$34,028
Special Mention	-	-	-	702	-	758	-	1,460
Substandard	-	1,361	2,237	-	-	792	-	4,390
Total SBA loans held for investment	$979	$8,700	$7,369	$6,949	$2,704	$13,177	$-	$39,878
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$-	$-	$113	$-	$-	$113

SBA PPP loans
Risk Rating:
Pass	$-	$-	$2,555	$-	$-	$-	$-	$2,555
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total SBA PPP loans	$-	$-	$2,555	$-	$-	$-	$-	$2,555
Commercial loans
Risk Rating:
Pass	$84,290	$345,498	$185,728	$138,087	$103,348	$286,754	$93,312	$1,237,017
Special Mention	-	86	2,100	-	2,251	11,386	395	16,218
Substandard	-	-	-	220	-	2,577	-	2,797
Total commercial loans	$84,290	$345,584	$187,828	$138,307	$105,599	$300,717	$93,707	$1,256,032
Residential mortgage loans
Risk Rating:
Performing	$69,505	$266,630	$77,180	$54,857	$34,294	$122,341	$-	$624,807
Nonperforming	1,711	2,331	2,413	795	276	1,081	-	8,607
Total residential mortgage loans	$71,216	$268,961	$79,593	$55,652	$34,570	$123,422	$-	$633,414
Consumer loans
Risk Rating:
Performing	$1,562	$5,438	$5,650	$724	$3,399	$8,321	$50,626	$75,720
Nonperforming	-	-	-	-	-	-	270	270
Total consumer loans	$1,562	$5,438	$5,650	$724	$3,399	$8,321	$50,896	$75,990
Consumer loans
Current-period gross writeoffs	$-	$-	$345	$-	$-	$-	$-	$345

Residential construction
Risk Rating:
Performing	$13,093	$76,151	$37,515	$7,751	$500	$1,232	$-	$136,242
Nonperforming	-	-	352	-	-	1,795	1,035	3,182
Total residential construction loans	$13,093	$76,151	$37,867	$7,751	$500	$3,027	$1,035	$139,424
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$500	$400	$900

Total loans held for investment	$171,140	$704,834	$320,862	$209,383	$146,772	$448,664	$145,638	$2,147,293

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

Modifications

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for creditlosses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a weighted-average remaining maturity model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

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

In some cases, the Company will modify a certain loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted (numbers in thousands) during the six months ended June 30, 2023:

	Term Extension
	Amortized Cost Basis	% of Total Class of
	June 30, 2023	Gross Loans
Commercial	$954	0.08%

Modifications for the year made to borrowers experiencing financial difficulty added a weighted average of 7.3 years to the life of the modified loans, which reduced monthly payment amounts for the borrowers.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. No loans that were modified during the three and six months ended June 30, 2023 had a payment default during the period and all loans were current as of June 30, 2023.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,103	$15,299	$6,135	$1,022	$2,642	$26,201
Charge-offs	—	—	—	(225)	(900)	(1,125)
Recoveries	15	96	—	24	—	135
Net (charge-offs) recoveries	15	96	—	(201)	(900)	(990)
Provision for (credit to) credit losses charged to expense	438	121	302	24	(108)	777
Balance, end of period	$1,556	$15,516	$6,437	$845	$1,634	$25,988

	For the three months ended June 30, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Total
Balance, beginning of period	$941	$14,705	$4,284	$642	$1,596		$22,168
Charge-offs	—	(501)	—	(40)	—	a	(541)
Recoveries	6	32	1	4	—		43
Net recoveries (charge-offs)	6	(469)	1	(36)	—		(498)
Provision for (credit to) credit losses charged to expense	(189)	672	501	197	7		1,188
Balance, end of period	$758	$14,908	$4,786	$803	$1,603		$22,858

	For the six months ended June 30, 2023
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$875	$15,254	$5,450	$990	$2,627	$25,196
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	163	171	376	101	36	847
Charge-offs	(113)	—	—	(345)	(900)	(1,358)
Recoveries	15	367	—	36	—	418
Net (charge-offs) recoveries	(98)	367	—	(309)	(900)	(940)
Provision for (credit to) loan losses charged to expense	616	(276)	611	63	(129)	885
Balance, end of period	$1,556	$15,516	$6,437	$845	$1,634	$25,988

	For the six months ended June 30, 2022
	SBA held
	for				Residential
(In thousands)	investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Charge-offs	—	(501)	—	(46)	—	(547)
Recoveries	28	61	1	4	—	94
Net (charge-offs) recoveries	28	(440)	1	(42)	—	(453)
Provision (credit) for loan losses charged to expense	(344)	295	671	174	213	1,009
Balance, end of period	$758	$14,908	$4,786	$803	$1,603	$22,858

The following tables present loans and their related allowance for credit losses, by portfolio segment, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Unallocated	Total
Allowance for credit losses ending balance:
Individually evaluated	$530	$—	$147	$—	$274	a	$—	$951
Collectively evaluated	1,026	15,516	6,290	845	1,360		—	25,037
Total	$1,556	$15,516	$6,437	$845	$1,634		$—	$25,988
Loan ending balances:
Individually evaluated	$357	$449	$7,787	$—	$3,916		$—	$12,509
Collectively evaluated	62,150	1,255,583	625,627	75,990	135,508		—	2,154,858
Total	$62,507	$1,256,032	$633,414	$75,990	$139,424		$—	$2,167,367

	December 31, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction		Unallocated	Total
Allowance for credit losses ending balance:
Individually evaluated for impairment	$115	$516	$36	$—	$1,112	a	$—	$1,779
Collectively evaluated for impairment	760	14,738	5,414	990	1,515		—	23,417
Total	$875	$15,254	$5,450	$990	$2,627		$—	$25,196
Loan ending balances:
Individually evaluated for impairment	$690	$3,101	$3,361	$—	$3,432		$—	$10,584
Collectively evaluated for impairment	71,614	1,184,442	601,730	78,164	160,025		—	2,095,975
Total	$72,304	$1,187,543	$605,091	$78,164	$163,457		$—	$2,106,559

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. At June 30, 2023, a $0.5 million commitment reserve was reported on the balance sheet as “Accrued expenses and other liabilities”, as well as a $0.5 million commitment reserve at December 31, 2022. For the three and six months ended June 30, 2023, the release for unfunded loan commitments reserves was $0.1 million. For the three and six months ended June 30, 2022, the provision for unfunded loan commitments reserves was $47 thousand and $0.1 million, respectively. The reserve for unfunded credit commitments is recorded in accrued expenses and other liabilities on the consolidated balance sheet and the related provision is recorded in Other expenses on the income statement.

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

Derivative instruments are generally either negotiated via over the counter (“OTC”) contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2023 and December 31, 2022, respectively is as follows:

(In thousands, except percentages and years)	June 30, 2023	December 31, 2022
Notional amount	$20,000	$20,000
Fair value	$1,402	$1,537
Weighted average pay rate	0.83%	0.83%
Weighted average receive rate	5.14%	1.50%
Weighted average maturity in years	1.70	2.57
Number of contracts	1	1

During the three and six months ended June 30, 2023, the Company received variable rate London Interbank Offered Rate ("LIBOR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At June 30, 2023, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at June 30, 2023 and 2022, respectively:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Gain (Loss) recognized in OCI	$100	$(735)	$(135)	$738
Gain reclassified from AOCI into net income	$219	$—	$418	$—

NOTE 10. Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s plans for the six months ended June 30, 2023 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2022	559,499	$18.09	5.9	$5,168,740
Options granted	—	—
Options exercised	(50,935)	19.61
Options forfeited	(666)	18.64
Options expired	—	—
Outstanding at June 30, 2023	507,898	$17.94	5.4	$2,870,246
Exercisable at June 30, 2023	468,074	$17.84	5.2	$2,689,947

On May 5, 2023, the Company adopted the 2023 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan, along with the 2019 Equity Compensation Plan adopted on April 25, 2019, replaced all previously approved and established equity plans then currently in effect. As of June 30, 2023, 281,500 options and 264,900 shares of restricted stock have been awarded from the plans. In addition, 16,162 unvested options and 15,250 unvested shares of restricted stock were cancelled and returned to the plan leaving 485,012 shares available for future grants.

The fair values of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the six months ended June 30, 2023 or 2022.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and six months ended June 30, 2023 and 2022:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Number of options exercised	13,734	15,335	50,935	62,709
Total intrinsic value of options exercised	$74,099	$120,065	$316,003	$866,357
Cash received from options exercised	$244,991	$314,323	$998,885	$953,537
Tax deduction realized from options	$22,292	$36,121	$95,069	$260,643

The following table summarizes information about stock options outstanding and exercisable at June 30, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$7.25 - 16.51	136,233	3.6	$11.97	136,233	$11.97
16.52 - 19.26	121,165	6.2	18.03	97,674	18.04
19.27 - 20.88	132,300	6.1	20.34	115,967	20.31
20.89 - 22.57	118,200	5.9	22.03	118,200	22.03
Total	507,898	5.4	$17.94	468,074	$17.84

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2023 and 2022 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Compensation expense	$79	$138	$164	$302
Income tax benefit	$23	$40	$47	$87

As of June 30, 2023, unrecognized compensation costs related to nonvested share-based stock option compensation arrangements granted under the Company’s plans totaled approximately $181 thousand. That cost is expected to be recognized over a weighted average period of 0.6 years.

Restricted Stock Awards

Restricted stock is issued under the Company’s active Equity Compensation Plans to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2023:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2022	164,570	$24.77
Granted	55,500	22.81
Cancelled	(2,850)	26.70
Vested	(37,723)	23.26
Nonvested restricted stock at June 30, 2023	179,497	$24.45

Restricted stock awards granted during the three and six months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Number of shares granted	37,500	1,000	55,500	71,000
Average grant date fair value	$20.64	$28.20	$22.81	$27.53

Compensation expense related to restricted stock for the three and six months ended June 30, 2023 and 2022 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2023	2022	2023	2022
Compensation expense	$344	$301	$676	$532
Income tax benefit	$100	$87	$195	$154

As of June 30, 2023, there was approximately $3.8 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s equity plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

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

The following table shows the CBLR ratio for the Company and the Bank as of June 30, 2023 and December 31, 2022:

	At June 30, 2023		At December 31, 2022
	Company	Bank	Company	Bank
CBLR	10.49%	10.07%	10.88%	10.34%

NOTE 12. Subsequent Events

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through online banking platforms and its robust branch network located throughout Bergen, Hunterdon, Middlesex, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment, other real estate owned and loan portfolios.

Earnings Summary

Net income totaled $9.7 million, or $0.95 per diluted share for the quarter ended June 30, 2023, compared to $9.5 million, or $0.88 per diluted share for the same period in 2022. Return on average assets and average common equity for the quarter were 1.60 percent and 16.19 percent, respectively, compared to 1.83 percent and 17.32 percent for the same period in 2022.

Second quarter highlights include:

●	Net interest income increased 8.1 percent compared to the prior year’s quarter, primarily due to loan growth.
●	Net interest margin equaled 4.04 percent this quarter compared to 4.39 percent in the prior year’s quarter. The decrease was primarily due to the cost of interest-bearing liabilities increasing faster than the yield of interest-earning assets.
●	The provision for credit losses was $777 thousand for the quarter ended June 30, 2023, compared to $1.2 million in provision for credit losses for the prior year’s quarter.
●	Noninterest income decreased 23.1 percent compared to the prior year’s quarter, primarily due to a decrease in other income. Other income in the prior year’s quarter was elevated due to the one-time realized gain resulting from the termination of an interest rate swap hedge transaction.
●	Noninterest expense increased 9.7 percent compared to the prior year’s quarter, primarily due to increased deposit insurance, compensation and benefits costs.
●	The effective tax rate was 26.0 percent compared to 25.0 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income per common share - Basic (1)	$0.96	$0.90	$1.94	$1.77
Net income per common share - Diluted (2)	$0.95	$0.88	$1.91	$1.74
Return on average assets	1.60%	1.83%	1.66%	1.82%
Return on average equity (3)	16.19%	17.32%	16.66%	17.48%
Efficiency ratio (4)	45.54%	42.84%	45.05%	44.27%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended June 30, 2023, tax-equivalent net interest income amounted to $23.5 million, an increase of $1.8 million or 8.1 percent when compared to the same period in 2022. The net interest margin decreased 35 basis points to 4.04 percent for the three months ended June 30, 2023, compared to 4.39 percent for the same period in 2022. The net interest spread was 3.32 percent for the second quarter of 2023, a 93 basis point decrease compared to the same period in 2022.

During the three months ended June 30, 2023, tax-equivalent interest income was $35.4 million, an increase of $12.3 million or 53.4 percent when compared to the same period in 2022. This increase was mainly driven by the increases in the balance of average securities, the yield on securities, the balance of average loans and the yield on loans.

●	Of the $12.3 million net increase in interest income on a tax-equivalent basis, $6.6 million is due to an increase in yields on earning assets and $5.7 million is due to an increase in average earning assets.
●	The average volume of interest-earning assets increased $350.8 million to $2.3 billion for the second quarter of 2023 compared to $2.0 billion for the same period in 2022. This was due primarily to a $395.2 million increase in average loans and an $8.9 million increase in average investment securities, partially offset by a $66.6 million decrease in average interest-bearing deposits.
●	The yield on total interest-earning assets increased 141 basis points to 6.07 percent for the three months ended June 30, 2023 when compared to the same period in 2022. The yield on the loan portfolio increased 106 basis points to 6.04 percent.

Total interest expense was $11.9 million for the three months ended June 30, 2023, an increase of $10.6 million or 803.3 percent compared to the same period in 2022. This increase was driven by the increased rates and volume of time deposits, increased rates of savings deposits and increased rates and volume of borrowed funds and subordinated debentures, partially offset by a decrease in the volume of savings deposits compared to a year ago.

●	Of the $10.6 million increase in interest expense, $7.0 million was due to an increase in the rates on interest-bearing liabilities and $3.6 million was due to increased volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.7 billion for the second quarter of 2023, an increase of $435.3 million or 33.6 percent compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities increased 234 basis points to 2.75 percent. The cost of interest-bearing deposits increased 191 basis points to 2.24 percent for the second quarter of 2023 and the cost of borrowed funds and subordinated debentures increased 287 basis points to 4.81 percent.

During the six months ended June 30, 2023, tax-equivalent interest income was $68.7 million, an increase of $24.6 million or 55.6 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans and the increase in the average balance of securities and the rates on loans, securities, and interest-bearing deposits.

●	Of the $24.6 million net increase in interest income on a tax-equivalent basis, $12.1 million is due to an increase in yields on the earning assets and $12.5 million is due to an increase to average earning assets.
●	The average volume of interest-earning assets increased $350.6 million to $2.3 billion for the six months ended June 30, 2023 compared to $2.0 billion for the same period in 2022. This was due primarily to a $31.5 million increase in average investment securities and a $427.7 million increase in average loans, partially offset by a $121.9 million decrease in interest-bearing deposits.
●	The yield on total interest-earning assets increased 145 basis points to 5.96 percent for the six months ended June 30, 2023 when compared to the same period in 2022. The yield on the loan portfolio increased 97 basis points to 5.93 percent.

Total interest expense was $21.3 million for the six months ended June 30, 2023, an increase of $18.8 million or 742.7 percent compared to the same period in 2022. This increase reflects increased volume and rates on interest-bearing deposits and increased volume and rates on borrowed funds and subordinated debentures compared to a year ago.

●	Of the $18.8 million increase in interest expense, $11.9 million was due to an increase in the rates on interest-bearing liabilities and $6.9 million was due to the increased volume of average interest bearing liabilities.
●	Interest-bearing liabilities averaged $1.7 billion for the six months ended June 30, 2023, an increase of $417.1 million or 32.3 percent compared to the prior year’s period.

●	The average cost of total interest-bearing liabilities increased 212 basis points to 2.52 percent for the six months ended June 30, 2023. The cost of interest-bearing deposits increased 164 basis points to 1.97 percent and the cost of borrowed funds and subordinated debentures increased 274 basis points to 4.62 percent.

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread, and (5) net interest income/margin on average earning assets. Rates/Yields are annualized and computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent in 2023 and 2022.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$34,808	$441	5.09%	$101,430	$152	0.60%
Federal Home Loan Bank ("FHLB") stock	17,252	343	7.97	3,996	50	4.99
Securities:
Taxable	135,943	1,798	5.29	127,539	1,115	3.51
Tax-exempt	1,766	20	4.59	1,258	11	3.69
Total securities (A)	137,709	1,818	5.28	128,797	1,126	3.51
Loans:
SBA loans	61,744	1,403	9.09	63,804	926	5.82
SBA PPP loans	2,561	27	4.20	23,900	492	8.25
Commercial loans	1,225,761	18,621	6.01	1,006,183	12,414	4.95
Residential mortgage loans	622,283	8,532	5.48	449,963	4,982	4.44
Consumer loans	76,741	1,471	7.59	78,400	919	4.70
Residential construction loans	158,165	2,737	6.85	129,780	2,011	6.21
Total loans (B)	2,147,255	32,791	6.04	1,752,030	21,744	4.98
Total interest-earning assets	$2,337,024	$35,393	6.07%	$1,986,253	$23,072	4.66%

Noninterest-earning assets:
Cash and due from banks	21,967			24,041
Allowance for credit losses	(26,270)			(22,179)
Other assets	103,234			79,130
Total noninterest-earning assets	98,931			80,992
Total assets	$2,435,955			$2,067,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$312,149	$1,349	1.73%	$270,380	$198	0.29%
Savings deposits	543,690	2,501	1.85	686,058	412	0.24
Time deposits	533,612	3,895	2.93	278,206	419	0.60
Total interest-bearing deposits	1,389,451	7,745	2.24	1,234,644	1,029	0.33
Borrowed funds and subordinated debentures	339,599	4,125	4.81	59,090	285	1.94
Total interest-bearing liabilities	$1,729,050	$11,870	2.75%	$1,293,734	$1,314	0.41%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	440,289			532,496
Other liabilities	26,275			22,192
Total noninterest-bearing liabilities	466,564			554,688
Total shareholders' equity	240,341			218,823
Total liabilities and shareholders' equity	$2,435,955			$2,067,245

Net interest spread		$23,523	3.32%		$21,758	4.25%
Tax-equivalent basis adjustment		(1)			(1)
Net interest income		$23,522			$21,757
Net interest margin			4.04%			4.39%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent and applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

	For the six months ended
	June 30, 2023			June 30, 2022
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$33,798	$775	4.62%	$155,714	$248	0.32%
FHLB stock	17,016	674	7.98	3,774	83	4.44
Securities:
Taxable	137,154	3,537	5.16	106,257	1,768	3.35
Tax-exempt	1,760	40	4.54	1,124	19	3.42
Total securities (A)	138,914	3,577	5.15	107,381	1,787	3.36
Loans
SBA loans	64,171	2,807	8.75	63,674	1,849	5.86
SBA PPP loans	3,397	104	6.12	30,408	1,269	8.42
Commercial loans	1,212,741	36,022	5.91	978,221	23,910	4.93
Residential mortgage loans	618,630	16,641	5.38	431,737	9,372	4.38
Consumer loans	76,930	2,825	7.30	78,693	1,840	4.71
Residential construction loans	160,978	5,323	6.58	126,405	3,835	6.12
Total loans (B)	2,136,847	63,722	5.93	1,709,138	42,075	4.96
Total interest-earning assets	$2,326,575	$68,748	5.96%	$1,976,007	$44,193	4.51%

Noninterest-earning assets:
Cash and due from banks	22,350			23,861
Allowance for credit losses	(26,025)			(22,254)
Other assets	107,147			79,379
Total noninterest-earning assets	103,472			80,986
Total assets	$2,430,047			$2,056,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$300,016	$2,331	1.57%	$259,913	$362	0.28%
Savings deposits	557,689	4,454	1.61	693,627	757	0.22
Time deposits	509,778	6,604	2.61	283,153	899	0.64
Total interest-bearing deposits	1,367,483	13,389	1.97	1,236,693	2,018	0.33
Borrowed funds and subordinated debentures	340,991	7,924	4.62	54,724	511	1.88
Total interest-bearing liabilities	$1,708,474	$21,313	2.52%	$1,291,417	$2,529	0.40%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	454,270			529,729
Other liabilities	25,413			21,706
Total noninterest-bearing liabilities	479,683			551,435
Total shareholders’ equity	241,890			214,141
Total liabilities and shareholders’ equity	$2,430,047			$2,056,993

Net interest spread		$47,435	3.44%		$41,664	4.12%
Tax-equivalent basis adjustment		(2)			(3)
Net interest income		$47,433			$41,661
Net interest margin			4.11%			4.25%

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

	For the three months ended June 30, 2023 versus June 30, 2022			For the six months ended June 30, 2023 versus June 30, 2022
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$(160)	$449	$289	$(336)	$863	$527
FHLB stock	248	45	293	482	109	591
Securities	85	607	692	633	1,157	1,790
Loans	5,555	5,492	11,047	11,703	9,944	21,647
Total interest income	$5,728	$6,593	$12,321	$12,482	$12,073	$24,555
Interest expense:
Demand deposits	$34	$1,117	$1,151	$64	$1,905	$1,969
Savings deposits	(102)	2,191	2,089	(176)	3,873	3,697
Time deposits	665	2,811	3,476	1,177	4,528	5,705
Total interest-bearing deposits	597	6,119	6,716	1,065	10,306	11,371
Borrowed funds and subordinated debentures	2,927	913	3,840	5,797	1,616	7,413
Total interest expense	3,524	7,032	10,556	6,862	11,922	18,784
Net interest income - fully tax-equivalent	$2,204	$(439)	$1,765	$5,620	$151	$5,771
Increase in tax-equivalent adjustment			—			1
Net interest income			$1,765			$5,772

Provision for Credit Losses

The provision for credit losses was $0.8 million during the three months ended June 30, 2023, compared to $1.2 million during the three months ended June 30, 2022. For the six months ended June 30, 2023, the provision for credit losses totaled $0.9 million, compared to $1.0 million for the same period in 2022. The decrease was primarily driven by lower loan growth levels over the comparative periods.

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

Income Tax Expense

For the quarter ended June 30, 2023, the Company reported income tax expense of $3.4 million for an effective tax rate of 26.0 percent, compared to income tax expense of $3.2 million and an effective tax rate of 25.0 percent for the prior year’s quarter. For the six months ended June 30, 2023, the Company reported income tax expense of $6.9 million for an effective tax rate of 25.7 percent, compared to an income tax expense of $6.0 million and an effective tax rate of 24.3 percent for the six months ended June 30, 2022.

Financial Condition at June 30, 2023

Total assets increased $107.4 million or 4.4 percent, to $2.5 billion at June 30, 2023, when compared to year end 2022. This increase was primarily due to increases of 60.8 million in gross loans, mostly due to commercial and residential mortgage loan growth, and $36.4 million in cash and cash equivalents, partially offset by a decrease of 3.9 million in total securities.

Total deposits increased $62.0 million, due to increases of $138.2 million in time deposits and $24.5 million in interest-bearing demand deposits, partially offset by a decrease of $55.0 million in noninterest-bearing demand deposits and $45.7 million in savings deposits.

Total shareholders’ equity increased $4.9 million over year end 2022, due to earnings, an increase in common stock, partially offset by the repurchase of shares and dividends paid during the six months ended June 30, 2023 and increase in net accumulated other comphrehensive loss.

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

AFS debt securities totaled $93.0 million at June 30, 2023, a decrease of $2.4 million or 2.5 percent, compared to $95.4 million at December 31, 2022. This net decrease was the result of:

●	$2.1 million principal payments, maturities and called bonds and,
●	$0.3 million in depreciation in the market value of the portfolio. At June 30, 2023, the portfolio had a net unrealized loss of $6.1 million compared to a net unrealized loss of $5.8 million at December 31, 2022. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 6.3 years and 6.9 years at June 30, 2023 and December 31, 2022, respectively. The effective duration of AFS debt securities amounted to 1.9 years and 3.1 at June 30, 2023 and December 31, 2022, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of U.S. Government, mortgage-backed securities and obligations of state and political subdivisions.

HTM debt securities were $35.9 million at June 30, 2023, an increase of $130 thousand or 0.4 percent, compared to $35.8 million at December 31, 2022. This net increase was the result of:

●	$130 thousand in book value accretion

The weighted average life of HTM securities, adjusted for prepayments, amounted to 17.9 years and 14.0 years at June 30, 2023 and December 31, 2022. As of June 30, 2023, the fair value of HTM securities was $29.3 million and $28.6 million at December 31, 2022. The effective duration of HTM securities amounted to 9.9 years and 5.6 years at June 30, 2023 and December 31, 2022, respectively.

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

Equity securities totaled $8.2 million at June 30, 2023, a decrease of $1.6 million or 16.2 percent, compared to $9.8 million at December 31, 2022. This net decrease was primarily due to equity sales and net market value decreases throughout the year.

Securities with a carrying value of $9.8 million and $835 thousand at June 30, 2023 and December 31, 2022, respectively, were held at the FHLB or FRB and can be pledged for borrowing purposes; however, no securities were pledged in connection with borrowings as of June 30, 2023.

Approximately 63 percent of the total debt security investment portfolio had a fixed rate of interest at June 30, 2023.

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

Total loans increased $60.8 million or 2.9 percent to $2.2 billion at June 30, 2023, compared to year end 2022. Commercial, residential mortgage and SBA held for investment loans increased $68.5 million, $28.3 million, $1.4 million, respectively, partially offset by decreases of $24.0 million, $3.4 million and $2.2 million in residential construction, SBA PPP and consumer loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for loan losses as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$39,878	1.8%	$38,468	1.8%
SBA PPP loans	2,555	0.1	5,908	0.3
Commercial loans	1,256,032	58.1	1,187,543	56.4
Residential mortgage loans	633,414	29.2	605,091	28.7
Consumer loans	75,990	3.5	78,164	3.7
Residential construction loans	139,424	6.4	163,457	7.8
Total loans held for investment	$2,147,293	99.1%	$2,078,631	98.7%
SBA loans held for sale	20,074	0.9	27,928	1.3
Total loans	$2,167,367	100.0%	$2,106,559	100.0%

Average loans increased $427.7 million or 25.0 percent to $2.1 billion for the six months ended June 30, 2023 from $1.7 billion for the same period in 2022. The increase in average loans was due to increases in average commercial, residential mortgage, residential construction and SBA loans, partially offset by decreases in average SBA PPP and consumer loans. The yield on the overall loan portfolio increased 97 basis points to 5.93 percent for the six months ended June 30, 2023 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $20.1 million at June 30, 2023, a decrease of $7.8 million from $27.9 million at December 31, 2022. SBA 7(a) loans held for investment amounted to $39.9 million at June 30, 2023, an increase of $1.4 million from $38.5 million at December 31, 2022. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.75 percent for the six months ended June 30, 2023, compared to 5.86 percent for the same period in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $73.8 million and $72.1 million in SBA loans were sold but serviced by the Company at June 30, 2023 and December 31, 2022, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.3 billion at June 30, 2023, an increase of $68.5 million from year end 2022. The yield on commercial loans was 5.91 percent for the six months ended June 30, 2023, compared to 4.93 percent for the same period in 2022. SBA 504 program loans, which consist of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $633.4 million at June 30, 2023, an increase of $28.3 million from year end 2022. Sales of conforming mortgage loans totaled $26.9 million for the six months ended June 30, 2023. The yield on residential mortgages was 5.38 percent for the six months ended June 30, 2023, compared to 4.38 percent for the same period in 2022. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $76.0 million, a decrease of $2.2 million from year end 2022. The yield on consumer loans was 7.30 percent for the six months ended June 30, 2023, compared to 4.71 percent for the same period in 2022.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $139.4 million, a decrease of $24.0 million from year end 2022. The yield on residential construction loans was 6.58 percent for the six months ended June 30, 2023, compared to 6.12 percent for the same period in 2022.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At June 30, 2023 approximately 97 percent of the Company’s loan portfolio was secured by real estate compared to 96 percent at December 31, 2022.

Asset Quality

Nonperforming loans were $16.2 million at June 30, 2023, a $7.1 million increase from $9.1 million at December 31, 2022 and an $8.5 million increase from $7.7 million at June 30, 2022, respectively. Since year end 2022, nonperforming loans in the residential construction and commercial segment decreased, offset by an increase in nonperforming SBA and residential mortgage loans. In addition, there were no loans past due 90 days or more and still accruing interest at June 30, 2023 and December 31, 2022, compared to $58.0 thousand at June 30, 2022.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $20.4 million at June 30, 2023.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $26.0 million at June 30, 2023, compared to $25.2 million at December 31, 2022 and $22.9 million at June 30, 2022, with a resulting allowance to total loan ratio of 1.20 percent at June 30, 2023 1.20 percent at December 31, 2022 and 1.27 at June 30, 2022, respectively. Net chargeoffs amounted to $0.9 million for the six months ended June 30, 2023, compared to $0.5 million for the same period in 2022.

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

Total deposits increased $62.0 million to $1.9 billion at June 30, 2023 from year-end 2022. This increase was due to increases of $138.2 million in time deposits, of which $2.4 million was in brokered time deposits, and $24.5 million in interest-bearing demand deposits, partially offset by a decrease of $55.0 million in noninterest-bearing demand deposits and $45.7 million in savings deposits. The change in the composition of the portfolio from December 31, 2022 reflects a 32.5 percent increase in time deposits and an 8.9 percent increase in interest-bearing demand deposits, partially offset by a 11.1 percent decrease in noninterest-bearing demand deposits and a 7.7 percent decrease in savings deposits.

As of June 30, 2023 the Bank had $336.0 million in uninsured/uncollateralized deposits, or 18.2 percent of total deposits and the Bank’s average deposit account size was approximately $37 thousand. Further, the Bank’s deposit base was 45.7 percent retail, 26.3 percent business, 17.6 percent municipal and 10.4 percent brokered time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $433.3 million and $393.3 million at June 30, 2023 and December 31, 2022, respectively, and are broken down in the following table:

(In thousands)	June 30, 2023	December 31, 2022
FHLB borrowings:
Non-overnight, fixed rate advances	$225,000	$180,000
Overnight advances	198,000	203,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$433,310	$393,310

In June 2023, the FHLB issued a $142.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $25.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At June 30, 2023, the Company had $194.1 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

For the six months ended June 30, 2023, average FHLB Borrowings were $330.7 million. FHLB Borrowings outstanding as of June 30, 2023 had a weighted average cost of 4.95%. The maximum borrowing during the year was $423.0 million.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is three-month LIBOR plus 159 basis points and reprices quarterly. The floating interest rate was 7.130 percent at June 30, 2023 and 6.319 percent at December 31, 2022. Prospectively, this instrument will reprice off three-month SOFR.

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

The Company utilizes Modified Duration of Equity and Economic Value of Equity (“EVE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The EVE is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the EVE, as a percentage of assets with rate shocks of 200 basis points at June 30, 2023, is a decrease of 14.7 percent in a rising-rate environment and an increase of 9.7 percent in a falling-rate environment. The variances in the EVE at June 30, 2023 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.0 percent. At December 31, 2022, the EVE as a percentage of assets with rate shocks of 200 basis points was a decrease of 13.7 percent in a rising-rate environment and an increase of 6.5 percent in a falling-rate environment. The variances in the EVE at December 31, 2022 are within the Board-approved guidelines of +/- 20.0 percent.

The following table presents the Company’s EVE and Net Interest Income(“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100, 200 and 300 bps at June 30, 2023 and December 31, 2022.

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2023
+300	$222,102	$(63,196)	(22.15)%	$89,815	$(7,977)	(8.16)%
+200	243,346	(41,952)	(14.70)	92,431	(5,361)	(5.48)
+100	264,445	(20,853)	(7.31)	95,015	(2,777)	(2.84)
0	285,298	—	—	97,792	—	—
-100	304,838	19,540	6.85	100,311	2,519	2.58

-200	312,954	27,656	9.69	101,130	3,338	3.41
-300	317,216	31,918	11.19	100,123	2,331	2.38
December 31, 2022
+300	$269,493	$(61,049)	(22.65)%	$92,822	$(8,275)	(8.19)%
+200	290,558	(39,984)	(13.76)	95,567	(5,530)	(5.79)
+100	311,453	(19,089)	(6.13)	98,280	(2,817)	(2.87)
0	330,542	—	—	101,097	—	—
-100	346,750	16,208	4.67	102,688	1,591	1.55
-200	352,944	22,402	6.35	101,927	830	0.81
-300	353,361	22,819	6.46	100,183	(914)	(0.91)

Off Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of June 30, 2023:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,943	$1,050	$120	$880	$5,993
Contractual obligations:
Time deposits	416,919	133,871	11,948	744	563,482
Borrowed funds and subordinated debentures	378,000	40,000	5,000	10,310	433,310
Total off-balance sheet arrangements and contractual obligations	$798,862	$174,921	$17,068	$11,934	$1,002,785

Standby letters of credit represent guarantees of payment issued by the Bank on behalf of a client that is used as “payments of last resort” should the client fail to fulfill a contractual commitment with a third party. Standby letters of credit are typically short-term in duration, maturing in one year of less.

Time deposits have stated maturity dates and include brokered time deposits.

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At June 30, 2023, the balance of cash and cash equivalents was $151.2 million, an increase of $36.4 million from December 31, 2022. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $8.7 million and $11.8 million of net cash for the six months ended June 30, 2023 and 2022, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as stock compensation expense and the net change in other assets and liabilities.

Investing activities used $59.3 million and $210.3 million in net cash for the six months ended June 30, 2023 and 2022, respectively. Cash was primarily used to fund new loans.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $93.0 million and $95.4 million at June 30, 2023 and December 31, 2022, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $4.3 million.
●	Loans. The SBA loans held for sale portfolio amounted to $20.1 million and $27.9 million at June 30, 2023 and December 31, 2022, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $471.9 million to its borrowers as of June 30, 2023, compared to $514.8 million at December 31, 2022. At June 30, 2023, $149.6 million of these commitments expire within one year, compared to $177.7 million at December 31, 2022. The Company had $6.0 million and $5.6 million in standby letters of credit at June 30, 2023 and December 31, 2022, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $87.0 million and $62.7 million in net cash for the six months ended June 30, 2023 and 2022, primarily due to net increase in deposits.

●	Deposits. As of June 30, 2023, deposits included $326.4 million of government deposits, as compared to $296.5 million at year end 2022. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $286.6 million of deposits from nineteen municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $423.0 million and $383.0 million as of June 30, 2023 and December 31, 2022, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At June 30, 2023, pledging provided an additional $194.1 million in borrowing capacity from the FHLB.

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

At June 30, 2023, the Parent Company had $0.4 million in cash and cash equivalents and $4.0 million in investment securities valued at fair market value, compared to $2.2 million and $5.7 million at December 31, 2022.

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

The following table shows the CBLR ratio for the Company and the Bank at June 30, 2023 and at December 31, 2022.

In addition, below are the ratios under the Basel III risk-based capital guidelines for the Company and the Bank at June 30, 2023 and December 31, 2022, all of which are above minimum capital requirements:

	At June 30, 2023		At December 31, 2022
	Company	Bank	Company	Bank
CBLR (Tier 1 Leverage Capital)	10.49%	10.07%	10.88%	10.34%
Common Equity Tier 1 Capital	11.74	11.78	11.76	11.69
Tier 1 Risk-based Capital	12.21	11.78	12.25	11.69
Total Risk-based Capital	13.45	13.03	13.48	12.93

Pursuant to a Federal Reserve policy applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Parent Company is not subject to any consolidated regulatory capital requirements.

For additional information on regulatory capital, see Note 11 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $4.9 million to $244.1 million at June 30, 2023 compared to $239.2 million at

December 31, 2022, primarily due to net income of $20.0 million partially offset by $13.4 million treasury stock purchased, at cost. Other items impacting shareholders’ equity included $2.4 million in dividends paid on common stock, $1.6 million from the issuance of common stock under employee benefit plans and a one-time adjustment to retained earnings of $649 thousand relating to ASU No. 2016-13 ("CECL"). The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On February 4, 2021, the Board authorized the repurchase of up to 750 thousand shares, or approximately 7.5 percent of the Company’s outstanding common stock. On April 27, 2023, the Board again authorized the repurchase of up to 500 thousand shares, or approximately 5.0 percent of the Company’s outstanding common stock. A total 225,000 shares were repurchased at an average price of $22.82 during the three months ended June 30, 2023. As of June 30, 2023, 507 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses and the market price of the Company’s stock.

		Total Number of	Maximum Number
Total	Weighted	Shares Purchased	of Shares that may

	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
April 1, 2023 through April 30, 2023	225,000	$22.82	225,000	507,199
May 1, 2023 through May 31, 2023	—	—	—	507,199
June 1, 2023 through June 30, 2023	—	—	—	507,199

Impact of Inflation and Changing Prices

The financial statements and notes thereto, presented elsewhere herein have been prepared in accordance with U.S.
GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all the Company’s assets and liabilities are monetary. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2023, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of June 30, 2023 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2022, in addition to the following:

Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failure of Silicon Valley Bank and Signature Bank, have resulted in decreased confidence in banks among consumer and commercial depositors, other counter parties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock.

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

ITEM 3          Defaults upon Senior Securities – None

ITEM 4          Mine Safety Disclosures - N/A

ITEM 5          Other Information – None

ITEM 6          Exhibits

(a) Exhibits		Description
	Exhibit 10.1	Separation Agreement and General Release Agreement with Janice Bolomey(1)
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a 14(b) or Rule 15d 14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2023.

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of George Boyan. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and George Boyan. Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101.INS	Inline XBRL Instance Document
**101.SCH	Inline XBRL Taxonomy Extension Schema Document
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	August 08, 2023	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer