Form 10-Q
period 2023-09-30
UNITY BANCORP INC /NJ/
filed 2023-11-08
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2023 common stock, no par value: 10,057,712 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$26,224	$19,699
Interest-bearing deposits	135,223	95,094
Cash and cash equivalents	161,447	114,793
Securities:
Debt securities available for sale, at market value	92,122	95,393
Debt securities held to maturity, at amortized cost	35,956	35,760
Equity securities, at market value	8,013	9,793
Total securities	136,091	140,946
Loans:
SBA loans held for sale	19,387	27,928
SBA loans held for investment	40,873	38,468
SBA PPP loans	2,507	5,908
Commercial loans	1,276,156	1,187,543
Residential mortgage loans	628,628	605,091
Consumer loans	72,189	78,164
Residential construction loans	133,450	163,457
Total loans	2,173,190	2,106,559
Allowance for credit losses	(25,918)	(25,196)
Net loans	2,147,272	2,081,363
Premises and equipment, net	19,783	20,002
Bank owned life insurance ("BOLI")	25,223	26,776
Deferred tax assets, net	13,249	12,345
Federal Home Loan Bank ("FHLB") stock	19,882	19,064
Accrued interest receivable	16,101	13,403
Goodwill	1,516	1,516
Prepaid expenses and other assets	22,442	14,740
Total assets	$2,563,006	$2,444,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$425,436	$494,184
Interest-bearing demand	297,705	276,218
Savings	548,325	591,826
Brokered time deposits	197,636	189,644
Time deposits	415,808	235,656
Total deposits	1,884,910	1,787,528
Borrowed funds	388,610	383,000
Subordinated debentures	10,310	10,310
Accrued interest payable	1,412	691
Accrued expenses and other liabilities	25,380	24,192
Total liabilities	2,310,622	2,205,721
Shareholders’ equity:
Common stock	99,741	97,204
Retained earnings	182,557	156,958
Treasury stock	(25,954)	(11,675)
Accumulated other comprehensive loss	(3,960)	(3,260)
Total shareholders’ equity	252,384	239,227
Total liabilities and shareholders’ equity	$2,563,006	$2,444,948

Shares issued	11,411	11,289
Shares outstanding	10,115	10,584
Treasury shares	1,296	705

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
INTEREST INCOME
Interest-bearing deposits	$483	$168	$1,257	$416
FHLB stock	364	93	1,037	176
Securities:
Taxable	1,848	1,397	5,385	3,164
Tax-exempt	17	18	55	34
Total securities	1,865	1,415	5,440	3,198
Loans:
SBA loans	1,379	1,083	4,186	2,933
SBA PPP loans	25	277	129	1,546
Commercial loans	20,299	14,017	56,320	37,928
Residential mortgage loans	8,462	5,912	25,103	15,284
Consumer loans	1,525	1,075	4,351	2,914
Residential construction loans	2,588	2,184	7,911	6,018
Total loans	34,278	24,548	98,000	66,623
Total interest income	36,990	26,224	105,734	70,413
INTEREST EXPENSE
Interest-bearing demand deposits	1,429	320	3,761	682
Savings deposits	3,178	878	7,632	1,635
Time deposits	5,033	600	11,637	1,499
Borrowed funds and subordinated debentures	3,817	688	11,740	1,199
Total interest expense	13,457	2,486	34,770	5,015
Net interest income	23,533	23,738	70,964	65,398
Provision for credit losses	534	1,517	1,419	2,526
Net interest income after provision for credit losses	22,999	22,221	69,545	62,872
NONINTEREST INCOME
Branch fee income	278	336	741	892
Service and loan fee income	385	543	1,379	1,815
Gain on sale of SBA loans held for sale, net	—	—	896	852
Gain on sale of mortgage loans, net	488	280	1,195	1,231
BOLI income	679	170	843	494
Net security losses	(123)	(576)	(610)	(1,631)
Other income	336	357	1,131	2,446
Total noninterest income	2,043	1,110	5,575	6,099
NONINTEREST EXPENSE
Compensation and benefits	7,440	6,471	21,801	19,790
Processing and communications	705	708	2,172	2,166
Occupancy	763	702	2,312	2,205
Furniture and equipment	645	617	2,024	1,811
Professional services	348	221	1,071	1,060
Advertising	405	307	1,108	873
Other loan expenses	125	109	298	238
Deposit insurance	397	233	1,362	752
Director fees	209	240	629	698
Loan collection expenses	90	45	222	138
Other expenses	868	411	2,175	1,454
Total noninterest expense	11,995	10,064	35,174	31,185
Income before provision for income taxes	13,047	13,267	39,946	37,786
Provision for income taxes	3,097	3,325	10,009	9,285
Net income	$9,950	$9,942	$29,937	$28,501
Net income per common share – Basic	$0.98	$0.94	$2.92	$2.72
Net income per common share – Diluted	$0.97	$0.93	$2.88	$2.67
Weighted average common shares outstanding – Basic	10,128	10,522	10,255	10,491
Weighted average common shares outstanding – Diluted	10,258	10,714	10,381	10,694

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2023			September 30, 2022

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$13,047	3,097	9,950	13,267	3,325	9,942
Other comprehensive (loss) income before reclassifications
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(342)	(87)	(255)	(1,238)	(281)	(957)
Less: reclassification adjustment for losses on securities included in net income	—	—	—	(576)	(121)	(455)
Total unrealized losses on securities available for sale	(342)	(87)	(255)	(662)	(160)	(502)
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(377)	(125)	(252)	452	128	324
Less: reclassification adjustment for (gains) on cash flow hedges included in net income	(238)	(68)	(170)	—	—	—
Total unrealized (losses) gains on cash flow hedges	(139)	(57)	(82)	452	128	324
Total other comprehensive loss	(481)	(144)	(337)	(210)	(32)	(178)
Total comprehensive income	$12,566	$2,953	$9,613	$13,057	$3,293	$9,764

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

	For the nine months ended
	September 30, 2023			September 30, 2022
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$39,946	10,009	29,937	37,786	9,285	28,501
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(660)	(155)	(505)	(6,875)	(1,612)	(5,263)
Less: reclassification adjustment for losses on securities included in net income	—	—	—	(1,630)	(342)	(1,288)
Total unrealized losses on securities available for sale	(660)	(155)	(505)	(5,245)	(1,270)	(3,975)
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(929)	(265)	(664)	1,190	337	853
Less: reclassification adjustment for (gains) on cash flow hedges included in net income	(656)	(187)	(469)	—	—	—
Total unrealized (losses) gains on cash flow hedges	(273)	(78)	(195)	1,190	337	853
Total other comprehensive loss	(933)	(233)	(700)	(4,055)	(933)	(3,122)
Total comprehensive income	$39,013	$9,776	$29,237	$33,731	$8,352	$25,379

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

						Accumulated
						other	Total
	Common Stock			Retained	Treasury	comprehensive	shareholders’
(In thousands)	Shares		Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2022	10,584		$97,204	$156,958	$(11,675)	$(3,260)	$239,227
Net income	—	A	—	10,287	—	—	10,287
Other comprehensive income, net of tax	—		—	—	—	81	81
Dividends on common stock ($0.12 per share)	2		46	(1,261)	—	—	(1,215)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	—		—	(649)	—	—	(649)
Share-based compensation (1)	44		947	—	—	—	947
Treasury stock purchased, at cost	(338)		—	—	(8,219)	—	(8,219)
Balance, March 31, 2023	10,292		98,197	165,335	(19,894)	(3,179)	240,459
Net income	—		—	9,700	—	—	9,700
Other comprehensive loss, net of tax	—	A	—	—	—	(444)	(444)
Dividends on common stock ($0.12 per share)	2		47	(1,212)	—	—	(1,165)
Share-based compensation (1)	50		666	—	—	—	666
Treasury stock purchased, at cost	(225)		—	—	(5,143)	—	(5,143)
Balance, June 30, 2023	10,119		98,910	173,823	(25,037)	(3,623)	244,073
Net income	—		—	9,950	—	—	9,950
Other comprehensive loss, net of tax	—		—	—	—	(337)	(337)
Dividends on common stock ($0.12 per share)	2		47	(1,216)	—	—	(1,169)
Share-based compensation (1)	22		784	—	—	—	784
Treasury stock purchased, at cost (2)	(28)		—	—	(917)	—	(917)
Balance, September 30, 2023	10,115		$99,741	$182,557	$(25,954)	$(3,960)	$252,384

						Accumulated
						other		Total
	Common Stock			Retained	Treasury	comprehensive		shareholders’
(In thousands)	Shares		Amount	earnings	stock	income (loss)	aa	equity
Balance, December 31, 2021	10,391		$94,003	$123,037	$(11,633)	$322		$205,729
Net income	—	A	—	9,108	—	—		9,108
Other comprehensive income, net of tax	—		—	—	—	286		286
Dividends on common stock ($0.10 per share)	—		37	(1,045)	—	—		(1,008)
Share-based compensation (1)	102		813	—	—	—		813
Balance, March 31, 2022	10,493		94,853	131,100	(11,633)	608		214,928
Net income	—		—	9,451	—	—		9,451
Other comprehensive loss, net of tax	—		—	—	—	(3,230)		(3,230)
Dividends on common stock ($0.11 per share)	—		43	(1,157)	—	—		(1,114)
Share-based compensation (1)	18		754	—	—	—		754
Balance, June 30, 2022	10,511		95,650	139,394	(11,633)	(2,622)		220,789
Net income	—		—	9,942	—	—		9,942
Other comprehensive loss, net of tax	—		—	—	—	(178)		(178)
Dividends on common stock ($0.11 per share)	—		41	(1,162)	—	—		(1,121)
Share-based compensation (1)	22		802	—	—	—		802
Balance, September 30, 2022	10,533		$96,493	$148,174	$(11,633)	$(2,800)		$230,234

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.
(2)	Includes an excise tax accrual of $0.1 million.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$29,937	$28,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,419	2,526
Net amortization of purchase premiums and discounts on securities	(195)	26
Depreciation and amortization	2,078	2,112
PPP deferred fees and costs	(90)	(1,376)
Deferred income tax benefit	(522)	(2,064)
Net realized security gains	(243)	—
Stock compensation expense	1,269	1,239
Gain on sale of mortgage loans, net	(1,195)	(1,231)
Gain on sale of SBA loans held for sale, net	(896)	(852)
BOLI income	(843)	(494)
Net change in other assets and liabilities	(8,712)	(18,830)
Net cash provided by operating activities	22,007	9,557
INVESTING ACTIVITIES
Purchases of securities held to maturity	—	(26,748)
Purchases of equity securities	(126)	(1,539)
Purchases of securities available for sale	(650)	(45,249)
Purchases of FHLB stock, at cost	(818)	(10,848)
Maturities and principal payments on securities held to maturity	—	5,185
Maturities, calls and principal payments on securities available for sale	3,259	3,901
Proceeds from sales of equity securities	1,338	—
Net decrease in SBA PPP loans	3,491	41,123
Net increase in loans	(69,742)	(332,650)
Proceeds from BOLI	2,397	468
Purchases of premises and equipment	(794)	(240)
Net cash used in investing activities	(61,645)	(366,597)
FINANCING ACTIVITIES
Net increase in deposits	97,382	37,716
Net proceeds from borrowings	5,610	240,000
Proceeds from exercise of stock options	1,394	1,395
Fair market value of shares withheld to cover employee tax liability	(266)	(266)
Dividends on common stock	(3,549)	(3,243)
Purchase of treasury stock, including exise tax accrual	(14,279)	—
Net cash provided by financing activities	86,292	275,602
Increase (decrease) in cash and cash equivalents	46,654	(81,438)
Cash and cash equivalents, beginning of year	114,793	244,818
Cash and cash equivalents, end of period	$161,447	$163,380
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$34,049	$4,851
Income taxes paid	10,101	9,357
Noncash activities:
Establishment of lease liability and right-of-use asset	—	582
Capitalization of servicing rights	430	131
Transfer of loans to OREO	251	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2023

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of management, are necessary for the fair presentation of interim results. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Risks and Uncertainties

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as inflation and recessionary pressures created by a higher interest rate environment. The Company assesses the impact of inflation on an ongoing basis.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the rising interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. The Company believes the sources of liquidity presented in the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are sufficient to meet its needs as of the balance sheet date.

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

New Accounting Guidance adopted in 2023

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income	$9,950	$9,942	$29,937	$28,501
Weighted average common shares outstanding - Basic	10,128	10,522	10,255	10,491
Plus: Potential dilutive common stock equivalents	130	192	126	203
Weighted average common shares outstanding - Diluted	10,258	10,714	10,381	10,694
Net income per common share - Basic	$0.98	$0.94	$2.92	$2.72
Net income per common share - Diluted	0.97	0.93	2.88	2.67
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and nine months ended September 30, 2023 and 2022, net of tax:

	For the three months ended September 30, 2023
			Accumulated
	Net unrealized	Net unrealized	other
	losses on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	loss
Balance, beginning of period	$(4,631)	$1,008	$(3,623)
Other comprehensive loss before reclassifications	(255)	(252)	(507)
Less amounts reclassified from accumulated other comprehensive loss	—	(170)	(170)
Period change	(255)	(82)	(337)
Balance, end of period	$(4,886)	$926	$(3,960)

	For the three months ended September 30, 2022
		Net unrealized	Accumulated
	Net unrealized	gains	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(3,444)	$822	$(2,622)
Other comprehensive (loss) income before reclassifications	(957)	324	(633)
Less amounts reclassified from accumulated other comprehensive loss	(455)	—	(455)
Period change	(502)	324	(178)
Balance, end of period	$(3,946)	$1,146	$(2,800)

	For the nine months ended September 30, 2023
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(4,381)	$1,121	$(3,260)
Other comprehensive loss before reclassifications	(505)	(664)	(1,169)
Less amounts reclassified from accumulated other comprehensive loss	—	(469)	(469)
Period change	(505)	(195)	(700)
Balance, end of period	$(4,886)	$926	$(3,960)

	For the nine months ended September 30, 2022
		Net unrealized	Accumulated
	Net unrealized	gains	other
	gains (losses) on	from cash flow	comprehensive
(In thousands)	securities	hedges	income (loss)
Balance, beginning of period	$29	$293	$322
Other comprehensive (loss) income before reclassifications	(5,263)	853	(4,410)
Less amounts reclassified from accumulated other comprehensive loss	(1,288)	—	(1,288)
Period change	(3,975)	853	(3,122)
Balance, end of period	$(3,946)	$1,146	$(2,800)

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

As of September 30, 2023, the fair value of the Company’s AFS debt securities portfolio was $92.1 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at September 30, 2023. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are two corporate bonds which are classified as Level 3 assets at September 30, 2023.  The valuation of these corporate bonds is determined using broker quotes or third-party vendor prices that are not adjusted by management.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

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

As of September 30, 2023, the fair value of the Company’s equity securities portfolio was $8.0 million.

All of the Company’s equity securities were classified as Level 1 assets at September 30, 2023.

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

There were no material changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2023, as compared to the periods ended December 31, 2022 and September 30, 2022.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,325	$—	$16,325	$—
State and political subdivisions	362	—	362	—
Residential mortgage-backed securities	13,670	—	13,670	—
Corporate and other securities	61,765	—	57,502	4,263
Total debt securities available for sale	$92,122	$—	$87,859	$4,263

Equity securities with readily determinable fair values	8,013	8,013	—	—
Total equity securities	$8,013	$8,013	$—	$—

Interest rate swap agreements	1,264	—	1,264	—
Total swap agreements	$1,264	$—	$1,264	$—

	Fair value Measurements at December 31, 2022
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,305	$—	$16,305	$—
State and political subdivisions	613	—	613	—
Residential mortgage-backed securities	15,475	—	15,475	—
Corporate and other securities	63,000	—	58,325	4,675
Total debt securities available for sale	$95,393	$—	$90,718	$4,675

Equity securities with readily determinable fair values	9,793	—	9,793	—
Total equity securities	$9,793	$—	$9,793	$—

Interest rate swap agreements	1,537	—	1,537	—
Total swap agreements	$1,537	$—	$1,537	$—

There were no liabilities measured on a recurring basis as of September 30, 2023 or December 31, 2022.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at September 30, 2023
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
OREO	$251	$—	$—	$251
Collateral-dependent loans	$13,738	$—	$—	$13,738

Fair Value Measurements at December 31, 2022
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$8,803	$—	$—	$8,803

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

The valuation allowance for individually evaluated loans is included in the allowance for credit losses in the consolidated balance sheets. At September 30, 2023, the valuation allowance for individually evaluated loans was $1.7 million, compared to $1.8 million at December 31, 2022.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2023 and December 31, 2022 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$35,956	$—	$27,155	$—
SBA loans held for sale	19,387	—	20,322	—
Loans, net of allowance for credit losses	2,127,885	—	—	2,027,127
Financial liabilities:
Deposits	1,884,910	—	1,871,627	—
Borrowed funds and subordinated debentures	398,920	—	397,323	—

	December 31, 2022
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$35,760	$—	$28,578	$—
SBA loans held for sale	27,928	—	30,141	—
Loans, net of allowance for credit losses	2,053,435	—	1,981,207	8,803
Financial liabilities:
Deposits	1,787,528	—	1,772,270	—
Borrowed funds and subordinated debentures	393,310	—	391,312	—

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the effect of fair value estimates have not been considered in the above estimates.

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$17,133	$—	$(808)	$16,325	$16,961	$—	$(656)	$16,305
State and political subdivisions	407	—	(45)	362	635	—	(22)	613
Residential mortgage-backed securities	15,835	28	(2,193)	13,670	17,097	32	(1,654)	15,475
Corporate and other securities	65,202	121	(3,558)	61,765	66,495	106	(3,601)	63,000
Total debt securities available for sale	$98,577	$149	$(6,604)	$92,122	$101,188	$138	$(5,933)	$95,393
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(6,096)	$21,904	$28,000	$—	$(5,310)	$22,690
State and political subdivisions	1,158	5	(3)	1,160	1,115	67	—	1,182
Residential mortgage-backed securities	6,798	—	(2,707)	4,091	6,645	—	(1,939)	4,706
Total debt securities held to maturity	$35,956	$5	$(8,806)	$27,155	$35,760	$67	$(7,249)	$28,578

The contractual maturities of available for sale and held for maturity debt securities at September 30, 2023 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$2,133	$2,114
Due after one year through five years	30,779	29,404
Due after five years through ten years	10,984	9,616
Due after ten years	38,846	37,318
Residential mortgage-backed securities	15,835	13,670
Total	$98,577	$92,122
Held to maturity:
Due in one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	3,000	2,819
Due after ten years	26,158	20,245
Residential mortgage-backed securities	6,798	4,091
Total	$35,956	$27,155

Actual maturities of available for sale and held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturitiy without penalty.

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$2,114	$(19)	$14,211	$(789)	$16,325	$(808)
State and political subdivisions	—	—	362	(45)	362	(45)
Residential mortgage-backed securities	81	(3)	13,543	(2,190)	13,624	(2,193)
Corporate and other securities	4,692	(308)	54,452	(3,250)	59,144	(3,558)
Total	$6,887	$(330)	$82,568	$(6,274)	$89,455	$(6,604)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$21,904	$(6,096)	$21,904	$(6,096)
State and political subdivisions	571	(3)	—	—	571	(3)
Residential mortgage-backed securities	—	$—	4,091	(2,707)	4,091	(2,707)
Total	$571	$(3)	$25,995	$(8,803)	$26,566	$(8,806)

	December 31, 2022
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$15,817	$(622)	$1,432	$(34)	$17,249	$(656)
State and political subdivisions	160	(5)	253	(17)	413	(22)
Residential mortgage-backed securities	14,023	(1,448)	1,311	(206)	15,334	(1,654)
Corporate and other securities	23,445	(966)	31,948	(2,635)	55,393	(3,601)
Total temporarily impaired AFS securities	$53,445	$(3,041)	$34,944	$(2,892)	$88,389	$(5,933)
Held to maturity:
U.S. Government sponsored entities	$15,659	$(2,341)	$7,031	$(2,969)	$22,690	$(5,310)
Residential mortgage-backed securities	4,707	(1,939)	—	—	4,707	(1,939)
Total temporarily impaired HTM securities	$20,366	$(4,280)	$7,031	$(2,969)	$27,397	$(7,249)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

Allowance for Credit Losses

The Company has zero-loss expectation for certain securities within the held to maturity portfolio, and therefore is not required to estimate an allowance for credit losses related to these securities under the CECL standard. The Company does not provide credit quality indicators for held to maturity securities that have zero-loss expectation. After an evaluation of various factors, the following security types are believed to qualify for this exclusion: U.S Government sponsored entities and residential mortgage-backed securities issued by Ginnie Mae, Fannie Mae or Freddie Mac.

After reviewing credit ratings on securities within the portfolio, management recognized no impairment for held to maturity debt securities during the three and nine months ended September 30, 2023 and 2022. There was no allowance for credit losses for held to maturity debt securities at September 30, 2023 and 2022.

Available for sale debt securities in unrealized loss positions are evaluated for impairment on a quarterly basis. The Company has evaluated available for sale securities that are in an unrealized loss position and has determined that the declines in fair value are attributable to market volatility, not credit quality or other factors. Management recognized no impairment during the three and nine months ended September 30, 2023 and 2022. There was no allowance for credit losses for available for sale debt securities at September 30, 2023 and 2022.

Realized Gains and Losses on Debt Securities

Net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no realized gains or losses on available for sale securities during the three and nine months ended September 30, 2023 and 2022. There was no realized gain or loss for held for maturity debt securities during the three and nine months ended September 30, 2023 and 2022.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Net unrealized losses occurring during the period on equity securities	$(144)	$(576)	$(853)	$(1,631)
Net realized gains recognized during the period on equity securities sold during the period	21	—	243	—
Net losses recognized during the reporting period on equity securities still held at the reporting date	$(123)	$(576)	$(610)	$(1,631)

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for loan losses as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
SBA loans held for investment	$40,873	$38,468
SBA PPP loans	2,507	5,908
Commercial loans
SBA 504 loans	31,808	35,077
Commercial other	130,967	117,566
Commercial real estate	968,801	903,126
Commercial real estate construction	144,580	131,774
Residential mortgage loans	628,628	605,091
Consumer loans
Home equity	65,461	68,310
Consumer other	6,728	9,854
Residential construction loans	133,450	163,457
Total loans held for investment	$2,153,803	$2,078,631
SBA loans held for sale	19,387	27,928
Total loans	$2,173,190	$2,106,559

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

Loans are charged off when collection is sufficiently questionable and when the Company can no longer justify maintaining the loan as an asset on the balance sheet. Loans qualify for charge-off when, after thorough analysis, all possible sources of repayment are insufficient. These include: 1) potential future cash flows, 2) value of collateral and/or 3) strength of co-makers and guarantors. All unsecured loans are charged off upon the establishment of the loan’s nonaccrual status. Additionally, all loans classified as a loss or that portion of the loan classified as a loss is charged off.

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

Loss: These loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Once a borrower is deemed incapable of repayment of unsecured debt, the loan is termed a “Loss” and charged off immediately.

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

At September 30, 2023, the Company owned $0.3 million in commercial properties that were included in Prepaid expenses and other assets in the Consolidated Balance Sheets, compared to none at December 31, 2022. Additionally, there were $12.5 million in loans in the process of foreclosure at September 30, 2023, compared to $2.1 million at December 31, 2022. At September 30, 2023, foreclosures in process included loans in the Commercial, SBA, Residential mortgage, Residential construction and Home equity categories.

Nonaccrual and Past Due Loans

Nonaccrual loans consist of loans that are not accruing interest as a result of principal or interest being in default for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. When a loan is classified as nonaccrual, interest accruals are discontinued and all past due interest previously recognized as income is reversed and charged against current period earnings. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans may be returned to an accrual status when the ability to collect is reasonably assured and when the loan is brought current as to principal and interest. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The Company values its collateral through the use of appraisals, broker price opinions and knowledge of its local market.

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$4,083	$420	$—	$3,445	$7,948	$32,925	$40,873
Commercial loans
SBA 504 loans	—	—	—	—	—	31,808	31,808
Commercial other	—	—	—	668	668	130,299	130,967
Commercial real estate	553	—	—	82	635	968,166	968,801
Commercial real estate construction	—	—	—	—	—	144,580	144,580
Residential mortgage loans	4,961	3,347	260	10,270	18,838	609,790	628,628
Consumer loans
Home equity	286	15	—	125	426	65,035	65,461
Consumer other	1,319	52	5	—	1,376	5,352	6,728
Residential construction loans	—	—	—	3,201	3,201	130,249	133,450
Total loans held for investment, excluding SBA PPP	11,202	3,834	265	17,791	33,092	2,118,204	2,151,296
SBA loans held for sale	815	—	—	—	815	18,572	19,387
Total loans, excluding SBA PPP	$12,017	$3,834	$265	$17,791	$33,907	$2,136,776	$2,170,683

	December 31, 2022
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$—	$576	$—	$690	$1,266	$37,202	$38,468
Commercial loans
SBA 504 loans	—	—	—	—	—	35,077	35,077
Commercial other	198	300	—	777	1,275	116,291	117,566
Commercial real estate	22	188	—	805	1,015	902,111	903,126
Commercial real estate construction	—	—	—	—	—	131,774	131,774
Residential mortgage loans	—	982	—	3,361	4,343	600,748	605,091
Consumer loans
Home equity	—	—	—	—	—	68,310	68,310
Consumer other	18	7	—	—	25	9,829	9,854
Residential construction loans	—	—	—	3,432	3,432	160,025	163,457
Total loans held for investment, excluding SBA PPP	238	2,053	—	9,065	11,356	2,061,367	2,072,723
SBA loans held for sale	2,195	—	—	—	2,195	25,733	27,928
Total loans, excluding SBA PPP	$2,433	$2,053	$—	$9,065	$13,551	$2,087,100	$2,100,651

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At September 30, 2023, there was $1.5 million of accrued interest on securities and $14.1 million of accrued interest on loans.

The following table shows the internal loan classification risk by loan portfolio classification by origination year as of September 30, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year

(In thousands)	2023	2022	2021	2020	2019	2018 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$1,057	$7,113	$5,151	$6,131	$2,669	$11,334	$-	$33,455
Special Mention	-	1,797	-	510	-	778	-	3,085
Substandard	-	1,256	2,225	190	-	662	-	4,333
Total SBA loans held for investment	$1,057	$10,166	$7,376	$6,831	$2,669	$12,774	$-	$40,873
SBA loans held for investment
Current-period gross writeoffs	$-	$100	$-	$-	$113	$-	$-	$213

SBA PPP loans
Risk Rating:
Pass	$-	$-	$2,507	$-	$-	$-	$-	$2,507
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total SBA PPP loans	$-	$-	$2,507	$-	$-	$-	$-	$2,507

Commercial loans
Risk Rating:
Pass	$101,748	$358,414	$186,930	$136,850	$102,312	$278,861	$95,372	$1,260,487
Special Mention	-	82	212	-	1,727	10,307	645	12,973
Substandard	-	-	-	236	-	2,460	-	2,696
Total commercial loans	$101,748	$358,496	$187,142	$137,086	$104,039	$291,628	$96,017	$1,276,156
Commercial loans
Current-period gross writeoffs	$-	$-	$150	$-	$350	$-	$-	$500

Residential mortgage loans
Risk Rating:
Performing	$83,675	$259,430	$73,961	$52,432	$32,944	$115,498	$-	$617,940
Nonperforming	5,032	2,174	550	1,055	276	1,601	-	10,688
Total residential mortgage loans	$88,707	$261,604	$74,511	$53,487	$33,220	$117,099	$-	$628,628

Consumer loans
Risk Rating:
Performing	$3,041	$5,103	$4,450	$696	$2,589	$8,045	$47,875	$71,799
Nonperforming	-	-	-	-	-	-	390	390
Total consumer loans	$3,041	$5,103	$4,450	$696	$2,589	$8,045	$48,265	$72,189
Consumer loans
Current-period gross writeoffs	$-	$-	$397	$-	$-	$-	$-	$397

Residential construction
Risk Rating:
Performing	$20,697	$72,544	$34,165	$1,550	$500	$732	$-	$130,188
Nonperforming	-	-	377	547	-	1,303	1,035	3,262
Total residential construction loans	$20,697	$72,544	$34,542	$2,097	$500	$2,035	$1,035	$133,450
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$500	$400	$900

Total loans held for investment	$215,250	$707,913	$310,528	$200,197	$143,017	$431,581	$145,317	$2,153,803

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted (numbers in thousands) during the nine months ended September 30, 2023:

	Term Extension
	Amortized Cost Basis	% of Total Class of
	September 30, 2023	Gross Loans
Commercial	$952	0.1%

	Principal Forgiveness/Deferment
	Amortized Cost Basis	% of Total Class of
	September 30, 2023	Gross Loans
SBA	$9	0.0%

Modifications for the year made to borrowers experiencing financial difficulty added a weighted average of 7.7 years to the life of the modified loans, which reduced monthly payment amounts for the borrowers.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. No loans that were modified during the three and nine months ended September 30, 2023 had a payment default during the period and all loans were current as of September 30, 2023.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,556	$15,516	$6,437	$845	$1,634	$25,988
Charge-offs	(100)	(500)	—	(52)	—	(652)
Recoveries	1	10	—	37	—	48
Net (charge-offs) recoveries	(99)	(490)	—	(15)	—	(604)
Provision for (credit to) credit losses charged to expense	199	325	(6)	130	(114)	534
Balance, end of period	$1,656	$15,351	$6,431	$960	$1,520	$25,918

	For the three months ended September 30, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$758	$14,908	$4,786	$803	$1,603	$22,858
Charge-offs	—	(501)	—	(50)	—	(551)
Recoveries	5	23	—	9	—	37
Net recoveries (charge-offs)	5	(478)	—	(41)	—	(514)
Provision for (credit to) credit losses charged to expense	68	803	449	349	(152)	1,517
Balance, end of period	$831	$15,233	$5,235	$1,111	$1,451	$23,861

	For the nine months ended September 30, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$875	$15,254	$5,450	$990	$2,627	$25,196
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	163	171	376	101	36	847
Charge-offs	(213)	(500)	—	(397)	(900)	(2,010)

Recoveries	16	377	—	73	—	466
Net (charge-offs) recoveries	(197)	(123)	—	(324)	(900)	(1,544)
Provision for (credit to) loan losses charged to expense	815	49	605	193	(243)	1,419
Balance, end of period	$1,656	$15,351	$6,431	$960	$1,520	$25,918

	For the nine months ended September 30, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Charge-offs	—	(1,001)	—	(96)	—	(1,097)
Recoveries	33	83	1	13	—	130
Net (charge-offs) recoveries	33	(918)	1	(83)	—	(967)
Provision (credit) for loan losses charged to expense	(276)	1,098	1,120	523	61	2,526
Balance, end of period	$831	$15,233	$5,235	$1,111	$1,451	$23,861

The following tables present loans and their related allowance for credit losses, by portfolio segment, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Allowance for credit losses ending balance:
Individually evaluated	$619	$369	$386	$—	$285	$1,659
Collectively evaluated	1,037	14,982	6,045	960	1,235	24,259
Total	$1,656	$15,351	$6,431	$960	$1,520	$25,918
Loan ending balances:
Individually evaluated	$256	$750	$11,059	$131	$3,201	$15,397
Collectively evaluated	40,617	1,275,406	617,569	72,058	130,249	2,135,899
Total	$40,873	$1,276,156	$628,628	$72,189	$133,450	$2,151,296

	December 31, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	construction	Total
Allowance for credit losses ending balance:
Individually evaluated for impairment	$115	$516	$36	$—	$1,112	$1,779
Collectively evaluated for impairment	760	14,738	5,414	990	1,515	23,417
Total	$875	$15,254	$5,450	$990	$2,627	$25,196
Loan ending balances:
Individually evaluated for impairment	$690	$3,101	$3,361	$—	$3,432	$10,584
Collectively evaluated for impairment	71,614	1,184,442	601,730	78,164	160,025	2,095,975
Total	$72,304	$1,187,543	$605,091	$78,164	$163,457	$2,106,559

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. At September 30, 2023 and December 31, 2022, a $0.5 million commitment reserve was reported on the balance sheet as “Accrued expenses and other liabilities” and reported on the income statement as “Other expenses”.

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

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to any derivative agreement. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures and does not expect any counterparties to fail their obligations. The Company deals only with primary dealers.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2023 and December 31, 2022, respectively is as follows:

(In thousands, except percentages and years)	September 30, 2023	December 31, 2022
Notional amount	$20,000	$20,000
Fair value	$1,264	$1,537
Weighted average pay rate	0.83%	0.83%
Weighted average receive rate	5.56%	1.50%
Weighted average maturity in years	1.44	2.57
Number of contracts	1	1

During the three and nine months ended September 30, 2023, the Company received variable rate Secured Overnight Financing Rate ("SOFR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At September 30, 2023, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at September 30, 2023 and 2022, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
(Loss) Gain recognized in OCI	$(139)	$452	$(273)	$1,386
Gain reclassified from AOCI into net income	$238	$—	$656	$—

NOTE 10. Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s plans for the nine months ended September 30, 2023 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2022	559,499	$18.09	5.9	$5,168,740
Options granted	—
Options exercised	(73,184)	19.04
Options forfeited	(1,332)	18.64
Options expired	—
Outstanding at September 30, 2023	484,983	$17.95	5.2	$2,659,163
Exercisable at September 30, 2023	445,825	$17.85	5.0	$2,488,426

On May 5, 2023, the Company adopted the 2023 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan, along with the 2019 Equity Compensation Plan adopted on April 25, 2019, replaced all previously approved and established equity plans then currently in effect. As of September 30, 2023, 281,500 options and 267,900 shares of restricted stock have been awarded from the plans. In addition, 16,828 unvested options and

16,999 unvested shares of restricted stock were cancelled and returned to the plans leaving 484,427 shares available for future grants.

The fair values of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the nine months ended September 30, 2023 or 2022.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Number of options exercised	22,249	23,168	73,184	85,877
Total intrinsic value of options exercised	$164,978	215,476	$480,981	$1,081,833
Cash received from options exercised	$394,665	441,272	1,393,551	1,394,809
Tax deduction realized from options	$49,634	64,826	144,703	325,469

The following table summarizes information about stock options outstanding and exercisable at September 30, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$7.25 - 16.51	128,873	3.4	$12.01	128,873	$12.01
16.52 - 19.26	120,499	6.0	18.03	97,674	18.04
19.27 - 20.88	127,411	5.9	20.33	111,078	20.30
20.89 - 22.57	108,200	5.8	22.11	108,200	22.11
Total	484,983	5.2	$17.95	445,825	$17.85

Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2023 and 2022 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Compensation expense	$72	$129	$236	$431
Income tax benefit	$21	$37	$68	$125

As of September 30, 2023, unrecognized compensation costs related to nonvested share-based stock option compensation arrangements granted under the Company’s plans totaled approximately $104 thousand. That cost is expected to be recognized over a weighted average period of 0.4 years.

Restricted Stock Awards

Restricted stock is issued under the Company’s active Equity Compensation Plans to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date generally vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2023:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2022	164,570	$24.77
Granted	58,500	22.93
Cancelled	(4,599)	26.37
Vested	(41,973)	23.13
Nonvested restricted stock at September 30, 2023	176,498	$24.51

Restricted stock awards granted during the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Number of shares granted	3,000	2,000	58,500	73,000
Average grant date fair value	$25.24	$27.89	$22.93	$27.54

Compensation expense related to restricted stock for the three and nine months ended September 30, 2023 and 2022 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Compensation expense	$357	$276	$1,033	$808
Income tax benefit	$103	$80	$298	$234

As of September 30, 2023, there was approximately $3.5 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s equity plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

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

The following table shows the CBLR ratio for the Company and the Bank as of September 30, 2023 and December 31, 2022:

	At September 30, 2023		At December 31, 2022
	Company	Bank	Company	Bank
CBLR	10.76%	10.35%	10.88%	10.34%

NOTE 12. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2022 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic and market conditions, including the impact of inflation, legislative and regulatory conditions and the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of the COVID-19 pandemic on our employees, operations and customers.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through online banking platforms and its robust branch network located throughout Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment, other real estate owned and loan portfolios.

Earnings Summary

Net income totaled $9.9 million, or $0.97 per diluted share for the quarter ended September 30, 2023, compared to $9.9 million, or $0.93 per diluted share for the same period in 2022. Return on average assets and average common equity for the quarter were 1.61 percent and 15.84 percent, respectively, compared to 1.85 percent and 17.39 percent for the same period in 2022.

Third quarter highlights include:

●	Net interest income decreased 0.9 percent compared to the prior year’s quarter, primarily due to the interest expense on deposits increasing faster than interest income on loans.
●	Net interest margin equaled 3.96 percent this quarter compared to 4.61 percent in the prior year’s quarter. The decrease was primarily due to the cost of interest-bearing liabilities increasing faster than the yield of interest-earning assets.
●	The provision for credit losses was $534 thousand for the quarter ended September 30, 2023, compared to $1.5 million in provision for credit losses for the prior year’s quarter. The decrease was primarily due to slower loan growth.
●	Noninterest income increased 84.1 percent compared to the prior year’s quarter, primarily due to an increase in BOLI income driven by non-taxable realized gains associated with two separate claims.
●	Noninterest expense increased 19.2 percent compared to the prior year’s quarter, primarily due to increased professional services, deposit insurance, compensation and benefits costs.
●	The effective tax rate was 23.7 percent compared to 25.1 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income per common share - Basic (1)	$0.98	$0.94	$2.92	$2.72
Net income per common share - Diluted (2)	$0.97	$0.93	$2.88	$2.67
Return on average assets	1.61%	1.85%	1.64%	1.83%
Return on average equity (3)	15.84%	17.39%	16.38%	17.45%
Efficiency ratio (4)	46.68%	39.59%	45.59%	42.64%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended September 30, 2023, tax-equivalent net interest income amounted to $23.5 million, a decrease of $0.2 million or 0.9 percent when compared to the same period in 2022. The net interest margin decreased 65 basis points to 3.96 percent for the three months ended September 30, 2023, compared to 4.61 percent for the same period in 2022.

During the three months ended September 30, 2023, tax-equivalent interest income was $37.0 million, an increase of $10.8 million or 41.1 percent when compared to the same period in 2022. This increase was mainly driven by the increases in the yield on securities, the balance of average loans and the yield on loans.

●	Of the $10.8 million net increase in interest income on a tax-equivalent basis, $6.3 million is due to an increase in yields on earning assets and $4.5 million is due to an increase in average earning assets.
●	The average volume of interest-earning assets increased $313.5 million to $2.4 billion for the third quarter of 2023 compared to $2.0 billion for the same period in 2022. This was due primarily to a $306.8 million increase in average loans and a $9.3 million increase in average FHLB stock, partially offset by a $2.6 million decrease in average investment securities.
●	The yield on total interest-earning assets increased 113 basis points to 6.22 percent for the three months ended September 30, 2023 when compared to the same period in 2022. The yield on the loan portfolio increased 96 basis points to 6.18 percent.

Total interest expense was $13.5 million for the three months ended September 30, 2023, an increase of $10.9 million or 441.3 percent compared to the same period in 2022. This increase was driven by the increased rates and volume of time deposits, increased rates on savings deposits, partially offset by a decline in volume of savings deposits, increased rates for demand deposits, and increased rates and volume of borrowed funds and subordinated debentures compared to a year ago.

●	Of the $10.9 million increase in interest expense, $8.1 million was due to an increase in the rates on interest-bearing liabilities and $2.8 million was due to increased volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.7 billion for the third quarter of 2023, an increase of $386.6 million compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities increased 233 basis points to 3.05 percent. The cost of interest-bearing deposits increased 207 basis points to 2.64 percent for the third quarter of 2023 and the cost of borrowed funds and subordinated debentures increased 244 basis points to 4.97 percent.

During the nine months ended September 30, 2023, tax-equivalent net interest income amounted to $71.0 million, an increase of $5.6 million or 8.5 percent when compared to the same period in 2022. The net interest margin decreased 31 basis points to 4.06 percent for the nine months ended September 30, 2023, compared to 4.37 percent for the same period in 2022.

During the nine months ended September 30, 2023, tax-equivalent interest income was $105.7 million, an increase of $35.3 million or 50.2 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the balance of average loans and the increase in the average balance of securities and the rates on loans, securities, and interest-bearing deposits.

●	Of the $35.3 million net increase in interest income on a tax-equivalent basis, $18.3 million is due to an increase in yields on earning assets and $17.0 million is due to an increase in the volume of average earning assets.
●	The average volume of interest-earning assets increased $338.1 million to $2.3 billion for the nine months ended September 30, 2023 compared to $2.0 billion for the same period in 2022. This was due primarily to a $20.0 million increase in average investment securities and a $387.0 million increase in average loans, partially offset by a $80.8 million decrease in interest-bearing deposits.
●	The yield on total interest-earning assets increased 134 basis points to 6.05 percent for the nine months ended September 30, 2023 when compared to the same period in 2022. The yield on the loan portfolio increased 95 basis points to 6.01 percent.

Total interest expense was $34.8 million for the nine months ended September 30, 2023, an increase of $29.7 million or 593.3 percent compared to the same period in 2022. This increase reflects increased volume and rates on interest-bearing deposits and borrowed funds and subordinated debentures compared to a year ago.

●	Of the $29.7 million increase in interest expense, $19.9 million was due to an increase in the rates on interest-bearing liabilities and $9.8 million was due to the increased volume of average interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.7 billion for the nine months ended September 30, 2023, an increase of $406.8 million compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities increased 219 basis points to 2.70 percent for the nine months ended September 30, 2023. The cost of interest-bearing deposits increased 180 basis points to 2.21 percent and the cost of borrowed funds and subordinated debentures increased 252 basis points to 4.73 percent.

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

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

	For the three months ended
	September 30, 2023			September 30, 2022
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$34,597	$483	5.54%	$34,605	$168	1.92%
Federal Home Loan Bank ("FHLB") stock	15,485	364	9.32	6,200	93	5.96
Securities:
Taxable	135,132	1,848	5.47	137,590	1,397	4.03
Tax-exempt	1,692	18	4.27	1,841	20	4.27
Total securities (A)	136,824	1,866	5.45	139,431	1,417	4.03
Loans:
SBA loans	60,108	1,379	9.18	65,941	1,083	6.52
SBA PPP loans	2,523	25	3.94	9,576	277	11.47
Commercial loans	1,266,185	20,299	6.27	1,069,917	14,017	5.20
Residential mortgage loans	628,544	8,462	5.39	504,787	5,912	4.65
Consumer loans	75,246	1,525	7.93	76,957	1,075	5.54
Residential construction loans	139,045	2,588	7.28	137,681	2,184	6.29
Total loans (B)	2,171,651	34,278	6.18	1,864,859	24,548	5.22
Total interest-earning assets	$2,358,557	$36,991	6.22%	$2,045,095	$26,226	5.09%

Noninterest-earning assets:
Cash and due from banks	22,841			24,350
Allowance for credit losses	(26,478)			(22,848)
Other assets	100,428			83,168
Total noninterest-earning assets	96,791			84,670
Total assets	$2,455,348			$2,129,765

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$304,287	$1,429	1.86%	$269,486	$320	0.47%
Savings deposits	547,000	3,178	2.30	674,486	878	0.52
Time deposits	597,664	5,033	3.34	310,842	600	0.77
Total interest-bearing deposits	1,448,951	9,640	2.64	1,254,814	1,798	0.57
Borrowed funds and subordinated debentures	300,608	3,817	4.97	108,135	688	2.53
Total interest-bearing liabilities	$1,749,559	$13,457	3.05%	$1,362,949	$2,486	0.72%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	429,321			516,898
Other liabilities	27,192			23,130
Total noninterest-bearing liabilities	456,513			540,028
Total shareholders' equity	249,276			226,788
Total liabilities and shareholders' equity	$2,455,348			$2,129,765

Net interest spread		$23,534	3.17%		$23,740	4.37%
Tax-equivalent basis adjustment		(1)			(2)
Net interest income		$23,533			$23,738
Net interest margin			3.96%			4.61%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis. They are reduced by the nondeductible portion of interest expense, assuming a federal tax rate of 21 percent and applicable state rates.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

	For the nine months ended
	September 30, 2023			September 30, 2022
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$34,068	$1,257	4.93%	$114,901	$416	0.48%
FHLB stock	16,500	1,037	8.41	4,592	176	5.13
Securities:
Taxable	136,473	5,385	5.26	116,816	3,164	3.62
Tax-exempt	1,737	58	4.46	1,366	39	3.80
Total securities (A)	138,210	5,443	5.25	118,182	3,203	3.62
Loans
SBA loans	62,802	4,186	8.89	64,438	2,933	6.08
SBA PPP loans	3,103	129	5.53	23,388	1,546	8.84
Commercial loans	1,230,752	56,320	6.03	1,009,122	37,928	5.03
Residential mortgage loans	621,971	25,103	5.38	456,354	15,284	4.48
Consumer loans	76,363	4,351	7.51	78,108	2,914	4.99
Residential construction loans	153,587	7,911	6.79	130,205	6,018	6.18
Total loans (B)	2,148,578	98,000	6.01	1,761,615	66,623	5.06
Total interest-earning assets	$2,337,356	$105,737	6.05%	$1,999,290	$70,418	4.71%

Noninterest-earning assets:
Cash and due from banks	22,516			24,026
Allowance for credit losses	(26,178)			(22,454)
Other assets	104,883			80,656
Total noninterest-earning assets	101,221			82,228
Total assets	$2,438,577			$2,081,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$301,456	$3,761	1.67%	$263,139	$682	0.35%
Savings deposits	554,087	7,632	1.84	687,177	1,635	0.32
Time deposits	539,395	11,637	2.88	292,484	1,499	0.69
Total interest-bearing deposits	1,394,938	23,030	2.21	1,242,800	3,816	0.41
Borrowed funds and subordinated debentures	327,382	11,740	4.73	72,724	1,199	2.21
Total interest-bearing liabilities	$1,722,320	$34,770	2.70%	$1,315,524	$5,015	0.51%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	445,862			525,405
Other liabilities	26,016			22,186
Total noninterest-bearing liabilities	471,878			547,591
Total shareholders’ equity	244,379			218,403
Total liabilities and shareholders’ equity	$2,438,577			$2,081,518

Net interest spread		$70,967	3.35%		$65,403	4.20%
Tax-equivalent basis adjustment		(3)			(5)
Net interest income		$70,964			$65,398
Net interest margin			4.06%			4.37%

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

	For the three months ended September 30, 2023 versus September 30, 2022			For the nine months ended September 30, 2023 versus September 30, 2022
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$—	$315	$315	$(480)	$1,321	$841
FHLB stock	196	75	271	690	171	861
Securities	(27)	476	449	613	1,627	2,240
Loans	4,331	5,399	9,730	16,218	15,159	31,377
Total interest income	$4,500	$6,265	$10,765	$17,041	$18,278	$35,319
Interest expense:
Demand deposits	$46	$1,063	$1,109	$114	$2,965	$3,079
Savings deposits	(196)	2,496	2,300	(378)	6,375	5,997
Time deposits	960	3,473	4,433	2,130	8,008	10,138
Total interest-bearing deposits	810	7,032	7,842	1,866	17,348	19,214
Borrowed funds and subordinated debentures	2,029	1,100	3,129	7,951	2,590	10,541
Total interest expense	2,839	8,132	10,971	9,817	19,938	29,755
Net interest income - fully tax-equivalent	$1,661	$(1,867)	$(206)	$7,224	$(1,660)	$5,564
Increase in tax-equivalent adjustment			1			2
Net interest income			$(205)			$5,566

Provision for Credit Losses

The provision for credit losses was $0.5 million during the three months ended September 30, 2023, compared to $1.5 million during the three months ended September 30, 2022. For the nine months ended September 30, 2023, the provision for credit losses totaled $1.4 million, compared to $2.5 million for the same period in 2022. The decrease was primarily driven by lower loan growth levels over the comparative periods.

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

Income Tax Expense

For the quarter ended September 30, 2023, the Company reported income tax expense of $3.1 million for an effective tax rate of 23.7 percent, compared to income tax expense of $3.3 million and an effective tax rate of 25.1 percent for the prior year’s quarter. For the nine months ended September 30, 2023, the Company reported income tax expense of $10.0 million for an effective tax rate of 25.1 percent, compared to an income tax expense of $9.3 million and an effective tax rate of 24.6 percent for the nine months ended September 30, 2022. During the third quarter, the New Jersey Legislature did not extend the 2.5% Corporation Business Tax (CBT) beyond December 31, 2023, which is reflected in the third quarter’s tax provision.

Unity Bancorp maintins a captive insurance subsidiary, Unity Risk Management Inc. Treasury recently issued proposed regulations which, if adopted in their current form, may adversely impact the ability of the Company to achieve tax benefits under their arrangement. Management is closely monitoring these developments and is anticipating regulatory resolution in Q4 2023. The captive insurance subsidiary currently saves between an estimated $0.3 million to $0.4 million of federal tax expenses per year.

Financial Condition at September 30, 2023

Total assets increased $118.1 million or 4.8 percent, to $2.6 billion at September 30, 2023, when compared to year end 2022. This increase was primarily due to increases of $66.6 million in gross loans, driven by commercial and residential mortgage loan growth and $46.7 million in cash and cash equivalents, partially offset by a decrease of $4.9 million in total securities.

Total shareholders’ equity increased $13.2 million, when compared to year end 2022, due to earnings and an increase in common stock, partially offset by the repurchase of shares and dividends paid during the nine months ended September 30, 2023.

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

AFS debt securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS debt securities consist primarily of obligations of U.S. Government, state and political subdivisions, mortgage-backed securities and corporate and other securities.

AFS debt securities totaled $92.1 million at September 30, 2023, a decrease of $3.3 million or 3.4 percent, compared to $95.4 million at December 31, 2022. This net decrease was the result of:

●	$3.3 million principal payments, maturities and called bonds,
●	$0.7 million in depreciation in the market value of the portfolio. At September 30, 2023, the portfolio had a net unrealized loss of $6.5 million compared to a net unrealized loss of $5.8 million at December 31, 2022. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.
●	The above were partially offset by $0.7 million in purchases.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.8 years and 6.4 years at September 30, 2023 and December 31, 2022, respectively. The effective duration of AFS debt securities amounted to 1.9 years for both September 30, 2023 and December 31, 2022.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $36.0 million at September 30, 2023, an increase of $0.2 million or 0.5 percent, compared to $35.8 million at December 31, 2022. This net increase was the result of:

●	$0.2 million in net accretion

The weighted average life of HTM securities, adjusted for prepayments, amounted to 17.9 years and 18.0 years at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the fair value of HTM securities was $27.2 million and $28.6 million at December 31, 2022. The effective duration of HTM securities amounted to 11.5 years and 10.5 years at September 30, 2023 and December 31, 2022, respectively.

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

Equity securities totaled $8.0 million at September 30, 2023, a decrease of $1.8 million or 18.2 percent, compared to $9.8 million at December 31, 2022. This net decrease was the result of:

●	$1.3 million in sales and
●	$0.6 million in net losses.
●	The above were partially offset by $0.1 million in purchases.

Securities with a carrying value of $9.5 million and $835 thousand at September 30, 2023 and December 31, 2022, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, all securities are unencumbered by borrowings as of September 30, 2023.

Approximately 64 percent of the total debt security investment portfolio had a fixed rate of interest at September 30, 2023.

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

Total loans increased $66.6 million or 3.2 percent to $2.2 billion at September 30, 2023, compared to year end 2022. Commercial, residential mortgage and SBA held for investment loans increased $88.6 million, $23.5 million and $2.4 million, respectively, partially offset by decreases of $30.0 million, $6.0 million and $3.4 million in residential construction, consumer and SBA PPP loans, respectively.

The following table sets forth the classification of loans by major category, including unearned fees and deferred costs and excluding the allowance for credit losses as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
SBA loans held for investment	$40,873	1.9%	$38,468	1.8%
SBA PPP loans	2,507	0.1	5,908	0.3
Commercial loans	1,276,156	58.7	1,187,543	56.4
Residential mortgage loans	628,628	28.9	605,091	28.7
Consumer loans	72,189	3.3	78,164	3.7
Residential construction loans	133,450	6.2	163,457	7.8
Total loans held for investment	$2,153,803	99.1%	$2,078,631	98.7%
SBA loans held for sale	19,387	0.9	27,928	1.3
Total loans	$2,173,190	100.0%	$2,106,559	100.0%

Average loans increased $387.0 million or 22.0 percent to $2.1 billion the nine months ended September 30, 2023 from $1.8 billion for the same period in 2022. The increase in average loans was due to increases in average commercial, residential mortgage and residential construction loans, partially offset by decreases in average SBA, SBA PPP and consumer loans. The yield on the overall loan portfolio increased 95 basis points to 6.01 percent for the nine months ended September 30, 2023 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $19.4 million at September 30, 2023, a decrease of $8.5 million from $27.9 million at December 31, 2022. SBA 7(a) loans held for investment amounted to $40.9 million at September 30, 2023, an increase of $2.4 million from $38.5 million at December 31, 2022. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.89 percent for the nine months ended September 30, 2023, compared to 6.08 percent for the same period in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $75.6 million and $72.1 million in SBA loans were sold but serviced by the Company at September 30, 2023 and December 31, 2022, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.3 billion at September 30, 2023, an increase of $88.6 million from year end 2022. The yield on commercial loans was 6.03 percent for the nine months ended September 30, 2023, compared to 5.03 percent for the same period in 2022. SBA 504 program loans, which consist of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. Generally, the Company has a 50 percent LTV ratio on SBA 504 program loans at origination.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $628.6 million at September 30, 2023, an increase of $23.5 million from year end 2022. Sales of conforming mortgage loans totaled $44.8 million for the nine months ended September 30, 2023, compared to sales of $64.1 million in the prior years period. Furthermore, sales of nonconforming mortgage loans totaled $13.4 million for the nine months ended September 30, 2023, compared to none in the prior years period. The yield on residential mortgages was 5.38 percent for the nine months ended September 30, 2023, compared to 4.48 percent for the same period in 2022. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements, and other personal needs, and are generally secured by the personal property being purchased. These loans amounted to $72.2 million, a decrease of $6.0 million from year end 2022. The yield on consumer loans was 7.51 percent for the nine months ended September 30, 2023, compared to 4.99 percent for the same period in 2022.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $133.5 million, a decrease of $30.0 million from year end 2022. The yield on residential construction loans was 6.79 percent for the nine months ended September 30, 2023, compared to 6.18 percent for the same period in 2022.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At September 30, 2023 and December 31, 2022, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

Asset Quality

Nonperforming loans were $18.1 million at September 30, 2023, a $9.0 million increase from $9.1 million at December 31, 2022 and an $10.1 million increase from $8.0 million at September 30, 2022, respectively. Since year end 2022, nonperforming loans in the residential construction and commercial segment decreased, offset by an increase in nonperforming SBA, consumer and residential mortgage loans. In addition, there were $265 thousand loans past due 90 days or more and still accruing interest at September 30, 2023, compared to none at December 31, 2022 and $75 thousand at September 30, 2022. Further, there was $251 thousand of other real estate owned at September 30, 2023, compared to none at December 31, 2022 and September 30, 2022.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $18.5 million at September 30, 2023.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $25.9 million at September 30, 2023, compared to $25.2 million at December 31, 2022 and $23.9 million at September 30, 2022, with a resulting allowance to total loan ratio of 1.19 percent at September 30, 2023, 1.20 percent at December 31, 2022 and 1.23 at September 30, 2022. Net chargeoffs amounted to $1.5 million for the nine months ended September 30, 2023, compared to $1.0 million for the same period in 2022.

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

Total deposits increased $97.4 million to $1.9 billion at September 30, 2023 from year-end 2022. This increase was due to increases of $188.1 million in time deposits, of which $8.0 million was in brokered time deposits, and $21.5 million in interest-bearing demand deposits, partially offset by a decrease of $68.7 million in noninterest-bearing demand deposits and $43.5 million in savings deposits. The change in the composition of the portfolio from December 31, 2022 reflects a 44.2 percent increase in time deposits and an 7.8 percent increase in interest-bearing demand deposits, partially offset by a 13.9 percent decrease in noninterest-bearing demand deposits and a 7.4 percent decrease in savings deposits.

As of September 30, 2023 the Bank had $326.1 million in uninsured/uncollateralized deposits, or 17.3 percent of total deposits. Further, the Bank’s deposit base was 45.4 percent retail, 26.1 percent business, 18.0 percent municipal and 10.5 percent brokered time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $398.9 million and $393.3 million at September 30, 2023 and December 31, 2022, respectively, and are broken down in the following table:

(In thousands)	September 30, 2023	December 31, 2022
FHLB borrowings:
Non-overnight, fixed rate advances	$160,000	$180,000
Overnight advances	228,610	203,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$398,920	$393,310

In September 2023, the FHLB issued a $142.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $25.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At September 30, 2023, the Company had $302.4 million of additional credit available at the FHLB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the line with the FHLB.

For the nine months ended September 30, 2023, average FHLB Borrowings were $317.1 million. FHLB Borrowings outstanding as of September 30, 2023 had a weighted average cost of 4.39%. The maximum borrowing during the year was $423.0 million.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 7.25 percent at September 30, 2023 and 6.32 percent at December 31, 2022.

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

The Company utilizes Modified Duration of Equity and Economic Value of Equity (“EVE”) models to measure the impact of longer-term asset and liability mismatches beyond two years. The modified duration of equity measures the potential price risk of equity to changes in interest rates. A longer modified duration of equity indicates a greater degree of risk to rising interest rates. Because of balance sheet optionality, an EVE analysis is also used to dynamically model the present value of asset and liability cash flows with rate shocks of 200 basis points. The EVE is likely to be different as interest rates change. Results falling outside prescribed ranges require action by the ALCO. The Company’s variance in the EVE, as a percentage of assets with rate shocks of 200 basis points at September 30, 2023, is a decrease of 15.2 percent in a rising-rate environment and an increase of 11.8 percent in a falling-rate environment. The variances in the EVE at September 30, 2023 are within the Board-approved guidelines of +/- 20.0 percent. In a falling rate environment with a rate shock of 200 basis points, benchmark interest rates are assumed to have floors of 0.0 percent. At December 31, 2022, the EVE as a percentage of assets with rate shocks of 200 basis points was a decrease of 13.8 percent in a rising-rate environment and an increase of 6.5 percent in a falling-rate environment. The variances in the EVE at December 31, 2022 are within the Board-approved guidelines of +/- 20.0 percent.

The following table presents the Company’s EVE and Net Interest Income(“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rates of 100, 200 and 300 bps at September 30, 2023 and December 31, 2022.

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
September 30, 2023
+300	$204,737	$(61,016)	(22.96)%	$89,213	$(7,808)	(8.05)%
+200	225,477	(40,276)	(15.16)	91,775	(5,246)	(5.41)
+100	246,194	(19,559)	(7.36)	94,314	(2,707)	(2.79)
0	265,753	—	—	97,021	—	—
-100	287,458	21,705	8.17	99,271	2,250	2.32
-200	297,136	31,383	11.81	100,284	3,263	3.36
-300	302,525	36,772	13.84	100,056	3,035	3.13
December 31, 2022
+300	$269,493	$(61,049)	(22.65)%	$92,822	$(8,275)	(8.19)%
+200	290,558	(39,984)	(13.76)	95,567	(5,530)	(5.79)
+100	311,453	(19,089)	(6.13)	98,280	(2,817)	(2.87)
0	330,542	—	—	101,097	—	—
-100	346,750	16,208	4.67	102,688	1,591	1.55
-200	352,944	22,402	6.35	101,927	830	0.81
-300	353,361	22,819	6.46	100,183	(914)	(0.91)

Off Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of September 30, 2023:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,943	$250	$920	$981	$6,094
Contractual obligations:
Time deposits and brokered time deposits	517,311	83,421	12,605	107	613,444
Borrowed funds and subordinated debentures	368,610	—	20,000	10,310	398,920
Total off-balance sheet arrangements and contractual obligations	$889,864	$83,671	$33,525	$11,398	$1,018,458

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At September 30, 2023, the balance of cash and cash equivalents was $161.4 million, an increase of $46.7 million from December 31, 2022. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $21.1 million and $9.6 million of net cash for the nine months ended September 30, 2023 and 2022, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as stock compensation expense and the net change in other assets and liabilities.

Investing activities used $60.7 million and $366.6 million in net cash for the nine months ended September 30, 2023 and 2022, respectively. Cash was primarily used to fund new loans.

●	Securities. The Consolidated Bank’s available for sale investment portfolio amounted to $92.1 million and $95.4 million at September 30, 2023 and December 31, 2022, respectively. This excludes the Parent Company’s securities discussed under the heading “Parent Company Liquidity” below. Projected cash flows from securities based on current estimates over the next twelve months are $4.8 million.
●	Loans. The SBA loans held for sale portfolio amounted to $19.4 million and $27.9 million at September 30, 2023 and December 31, 2022, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Commitments. The Company was committed to advance approximately $424.3 million to its borrowers as of September 30, 2023, compared to $514.8 million at December 31, 2022. At September 30, 2023, $192.1 million of these commitments expire within one year, compared to $177.7 million at December 31, 2022. The Company had $6.1 million and $5.6 million in standby letters of credit at September 30, 2023 and December 31, 2022, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $86.3 million and $275.6 million in net cash for the nine months ended September 30, 2023 and 2022, primarily due to net increase in deposits.

●	Deposits. As of September 30, 2023, deposits included $339.2 million of government deposits, as compared to $296.5 million at year end 2022. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $318.3 million of deposits from 18 municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $388.6 million and $383.0 million as of September 30, 2023 and December 31, 2022, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At September 30, 2023, pledging provided an additional $302.4 million in borrowing capacity from the FHLB.

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

At September 30, 2023, the Parent Company had $0.3 million in cash and cash equivalents and $3.9 million in investment securities valued at fair market value, compared to $2.2 million and $5.7 million at December 31, 2022.

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

The following table shows the CBLR ratio for the Company and the Bank at September 30, 2023 and at December 31, 2022.

In addition, the table below also shows the ratios required under the Basel III risk-based capital guidelines for the Company and the Bank at September 30, 2023 and December 31, 2022, all of which are above minimum capital requirements:

	At September 30, 2023		At December 31, 2022
	Company	Bank	Company	Bank
CBLR (Tier 1 Leverage Capital)	10.76%	10.35%	10.88%	10.34%
Common Equity Tier 1 Capital	12.16	12.19	11.76	11.69
Tier 1 Risk-based Capital	12.64	12.19	12.25	11.69
Total Risk-based Capital	13.88	13.44	13.48	12.93

Pursuant to a Federal Reserve policy applicable to bank holding companies with less than $3.0 billion in consolidated assets, the Parent Company is not subject to any consolidated regulatory capital requirements.

For additional information on regulatory capital, see Note 11 to the Consolidated Financial Statements.

Shareholders’ Equity

Shareholders’ equity increased $13.2 million to $252.4 million at September 30, 2023 compared to $239.2 million at

December 31, 2022, primarily due to net income of $29.9 million partially offset by $14.3 million treasury stock purchased, at cost. Other items impacting shareholders’ equity included $3.5 million in dividends paid on common stock, $2.4 million from the issuance of common stock under employee benefit plans and a one-time adjustment to retained earnings of $649 thousand relating to ASU No. 2016-13 ("CECL"). The issuance of common stock under employee benefit plans includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

Repurchase Plan

On September 5, 2023, the 2021 repurchase plan was fully exhausted. On April 27, 2023, the Board authorized a new repurchase plan of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock. A total 33,479 shares were repurchased at an average price of $23.97 during the three months ended September 30, 2023.  As of September 30, 2023, 474 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for loan losses and the market price of the Company’s stock.

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
July 1, 2023 through July 30, 2023	—	$—	—	507,199
August 1, 2023 through August 31, 2023	6,934	24.14	6,934	500,265
September 1, 2023 through September 30, 2023	21,658	23.91	21,658	478,607

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2023, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of September 30, 2023 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2022, in addition to the following:

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

ITEM 3          Defaults upon Senior Securities – None

ITEM 4          Mine Safety Disclosures - N/A

ITEM 5          Other Information – None

ITEM 6          Exhibits

(a) Exhibits		Description
	Exhibit 10.2	Change in Control Agreement for SVP, Chief Lending Officer James Donovan
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a 14(b) or Rule 15d 14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
10.2	Change in Control Agreement for SVP, Chief Lending Officer James Donovan
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of George Boyan. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and George Boyan. Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101.INS	Inline XBRL Instance Document
**101.SCH	Inline XBRL Taxonomy Extension Schema Document
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	November 08, 2023	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer