Form 10-K
period 2023-12-31
UNITY BANCORP INC /NJ/
filed 2024-03-07
CIK 920427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☒   No ☐

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

Yes ☐   No ☒

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $171,901,261 and 7,287,039 shares of the Common Stock were outstanding to non-affiliates. As of February 29, 2024, 10,141,047 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

●	Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business:

Forward Looking Statements

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Unity Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the potential impact of pandemics, such as  COVID-19, and other health emergencies and the government’s response thereto on our operations as well as those of our clients and on the economy generally and in our market area specifically; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Unity Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Unity Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact our planning; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Unity Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Unity Bancorp, Inc.’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Unity Bancorp, Inc. Unity Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

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

The Bank received its charter from the New Jersey Department of Banking and Insurance on September 13, 1991 and opened for business on September 16, 1991. The Bank is a full-service commercial bank, providing a wide range of business and consumer financial services through its main office in Clinton, New Jersey and twenty branches primarily along the Route 22/Route 78 corridors with branches in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. Through its banking locations and on-line services, the Bank is able to support clients throughout the New York City metropolitan areas. The Company’s goal is to continue to expand as needed to support clients as their businesses grow.

The principal executive offices of the Company are located at 64 Old Highway 22, Clinton, New Jersey 08809 and the telephone number is (800) 618-2265. The Company’s website address is www.unitybank.com.

Business of the Company

The Company’s primary business is ownership and supervision of the Bank. The Company and the Bank derive a majority of their revenue from net interest income (i.e., the difference between the interest received on loans and securities and the interest paid on deposits and borrowings).  The Company, through the Bank, conducts a traditional and community-oriented commercial banking business and offers services, including personal and business checking accounts, time deposits, money market accounts, savings accounts, credit cards, debit cards, wire transfers, safe deposit boxes, access to automated teller services and internet and mobile banking, typical of a community banking business. The Bank also offers retirement accounts, Automated Clearing House (“ACH”) origination and Remote Deposit Capture (“RDC”). CDARS/ICS Reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC network and enables Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive customers to have coverage for large dollar deposits. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business and professional community, as well as that of individuals residing, working and shopping in its service area.

Deposits serve as the primary source of funding for interest-earning assets, but also generate noninterest income through stop payment fees, wire transfer fees, insufficient fund fees, debit card income, foreign ATM fees, interchange and other miscellaneous fees. In addition the bank generates additional noninterest income through residential, commercial and Small Business Administration (“SBA”) loan originations, servicing and sales.

The Company engages in a wide range of lending activities and offers commercial, SBA, consumer, mortgage, home equity and personal loans. Commercial lending primarily comprises of owner-occupied and non-owner occupied commercial mortgages and is supplemented by commercial and industrial lending activities, secured by business assets including receivables, inventory and equipment. Additionally, the Company engages in commercial and residential construction lending activities.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices. The Bank’s main office is located in Clinton, New Jersey and the Bank operates twenty additional branches primarily along the Route 22/Route 78 corridors with branches in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. Through its banking locations and on-line services, the Bank is able to support clients throughout the New York City metropolitan areas. The Company’s goal is to continue to expand as needed to support clients as their businesses grow.

Competition

The banking business is highly competitive. The Company is located in an extremely competitive area. The Company’s service area is also serviced by national banks, major regional banks, large thrift institutions, financial technology companies and a variety of credit unions. In addition, since passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”), securities firms and insurance companies have been allowed to acquire or form financial institutions, thereby increasing competition in the financial services market. Most of the Company’s competitors have substantially more capital, and therefore greater lending limits than the Company. The Company’s competitors generally have established positions in the service area and have greater resources than the Company with which to pay for advertising, technologies, physical facilities, personnel and interest on deposited funds. The Company relies on the competitive pricing of its loans, deposits and other services, as well as its ability to provide local decision-making and personal service in order to compete with these larger institutions.

Employees and Human Capital

At December 31, 2023, the Company employed 227 full-time and 10 part-time employees. None of the Company’s employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good and believes its ability to attract and retain employees is a key to the Company’s success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitors salaries in its market areas. In addition, the principal purposes of the Company’s equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

SUPERVISION AND REGULATION

General Supervision and Regulation

Bank holding companies and banks are extensively regulated under both federal and state law and these laws are subject to change. As an example, in the summer of 2010, Congress passed, and the President signed, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) (discussed below). These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank. Management of the Company is unable to predict, at this time, the impact of future changes to laws and regulations.

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

The New Rules also require a “capital conservation buffer.” A bank holding company or bank is  required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

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

The New Rules prescribe a standardized approach for calculating risk-weighted assets. Depending on the nature of the assets, the risk categories generally range from 0% for U.S. Government and agency securities to 600% for certain equity exposures and result in higher risk weights for a variety of asset categories. In addition, the New Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Consistent with the Dodd-Frank Act, the New Rules adopt alternatives to credit ratings for calculating the risk-weighting for certain assets.

On September 17, 2019, the federal banking agencies issued a final rule providing simplified capital requirements for certain community banking organizations (banks and holding companies) with less than $10 billion in total consolidated assets, implementing provisions of The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). Under the rule, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework, or continue to measure capital under the existing Basel III requirements set forth in the New Rules. The community bank capital rule took effect January 1, 2020 and qualifying community banking organizations may elect to opt into the new community bank leverage ratio (“CBLR”) in their call report for the first quarter of 2020 or any quarter thereafter.

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

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the Basel III requirements as implemented by the New Rules. The numerator of the CBLR is Tier 1 capital, as calculated under the New Rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. Commencing with the first quarter of 2020, the Bank elected to comply with the CBLR, rather than the capital requirements specified in the New Rules. However, although the Bank continued to meet all of the requirements of CBLR, the Bank elected to opt out of CBLR and comply with the Basel III requirements effective December 31, 2023.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of insured depository institutions and their holding companies. The Dodd-

Frank Act requires various federal agencies to adopt a broad range of new rules and regulations. The Dodd-Frank Act, among other things:

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

Regulation W

Regulation W codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Further, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•

with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by certain types of collateral with a market value ranging from 100% to 130% of the loan value, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates.

Loans to Related Parties

The Company’s authority to extend credit to its directors and executive officers, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act of 2002 and Regulation O promulgated by the FRB. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, the Bank’s Board of Directors must approve all extensions of credit to insiders.

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) gives the federal government powers to address terrorist threats through domestic security measures, surveillance powers, information sharing and anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, the USA PATRIOT Act encourages information-sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrift institutions, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

●

All financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

●

The Secretary of the Department of Treasury, in conjunction with other bank regulators, is authorized to issue regulations that provide for minimum standards with respect to client identification at the time new accounts are opened.

●

Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) are required to establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

●

Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

●	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The United States Treasury Department has issued a number of implementing regulations which address various requirements of the USA PATRIOT Act and are applicable to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their clients.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is therefore subject to the information, proxy solicitation, insider trading and other requirements and restrictions under the Exchange Act.

Item 1A.  Risk Factors:

The Company’s business, financial condition, results of operations and the trading price of its securities can be materially and adversely affected by many events and conditions including the following:

Pandemic or other health related events may have a material adverse effect on operations and financial condition.

The outbreak of disease or other health related events on a regional, national or global level, such as the spread of the COVID-19 coronavirus, may have a material adverse effect on commerce, which may, in turn impact the Company’s lines of business.

The Company’s operations are significantly affected by the general economic conditions of New Jersey, Eastern Pennsylvania and the specific local markets in which the Company operates. To the extent these markets are negatively impacted by health related matters, such as pandemics like COVID-19, our results of operations may be materially affected.

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

In addition, the Company is affected by the economic conditions within its New Jersey and Pennsylvania primary trade areas. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services primarily to customers in the New Jersey market and one county in Pennsylvania in which it has branches, so any decline in the economy of New Jersey or eastern Pennsylvania could have an adverse impact. Additionally, certain aspects of these primary trade areas may be adversely impacted by the economic wellbeing of the New York City metro region.

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

A significant portion of the Company’s loan portfolio is secured by real estate and events that negatively impact the real estate market could hurt its business.

A significant portion of the Company’s loan portfolio is secured by real estate. As of December 31, 2023, approximately 96 percent of its loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Any future declines in home prices in the New Jersey, New York and Pennsylvania markets the Company serves also may result in increases in delinquencies and losses in its loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions could drive losses beyond that which is provided for in the Company’s allowance for credit losses. In that event, the Company’s earnings could be adversely affected.

There is a risk that the SBA will not honor their guarantee.

The Company has historically been a participant in various SBA lending programs which guarantee up to 90% of the principal on the underlying loan. There is a risk that the SBA will not honor its guarantee if a loan is not underwritten and administered to SBA guidelines. The Company follows the underwriting guidelines of the SBA; however, its ability to manage this will depend on the Company’s ability to continue to attract, hire and retain skilled employees who have knowledge of the SBA program. If the SBA program does not honor the guarantee, this could adversely impact the Company’s financial performance.

There is a risk that the Company may not be repaid in a timely manner, or at all, for loans it makes or securities it purchases.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in banking. Such nonpayment, or delayed or deferred payment, of loans to the Company may have a material adverse effect on its earnings and overall financial condition. Additionally, in compliance with applicable banking laws and regulations and U.S. Generally Accepted Accounting Principles (“ U.S. GAAP”), the Company maintains an allowance for credit losses created through charges against earnings. As of December 31, 2023, the Company’s allowance for credit losses was $25.9 million, or 1.19 percent of its total loan portfolio and 134.75 percent of its nonperforming assets. The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. The Company seeks to minimize its credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce credit losses.

The risk of nonpayment (or deferred or delayed payment) on securities is also inherent in banking. Such nonpayment, or delayed or deferred payment on securities held by the Company, if they occur may have a material adverse effect on the Company’s earnings and overall financial condition. As of December 31, 2023, the Company maintained a valuation reserve on a single available for sale security for $1.3 million. The Company seeks to minimize its credit risk exposure on securities through ongoing monitoring and credit controls, which evaluate the financial condition of the issuer of the securities. However, there can be no assurance that such procedures will actually reduce credit losses.

The Company’s allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, the Company maintains an allowance for credit losses to provide for loan defaults and nonperformance. Its allowance for credit losses may not be adequate to cover actual losses and future provisions for credit losses could materially and adversely affect the results of operations. Risks within the loan portfolio are analyzed on a continuous basis by management and, periodically, by an independent loan review function and by the Audit Committee. A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected credit loss experience, historical trends and other factors management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly and, as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for credit losses and may require an increase in its allowance for credit losses. Although the Company believes that its allowance for credit losses is adequate to cover probable and reasonably estimated losses, there can be no assurance that the Company will not further increase the allowance for credit losses or that its regulators will not require an increase to this allowance. Either of these occurrences could adversely affect the Company’s earnings.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of the Company’s earnings. Both increases and decreases in the interest rate environment may reduce the Company’s profits. Interest rates are subject to factors which are beyond the Company’s control, including general economic conditions, competition and policies of various governmental and regulatory agencies, such as the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, including the held to maturity and available for sale securities portfolios and (iii) the average duration of interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indexes underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk) and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). The Company monitors interest rate risk through its asset liability management process; however, there are no assurances that this process will reduce interest rate risk exposures.

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

For example, the Dodd-Frank Act has resulted in substantial compliance costs and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011. Generally, the Act is effective the day after it is signed into law, but different effective dates apply to specific sections of this law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act and the implementing regulations thereunder, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition. For a more detailed discussion of the Dodd-Frank Act, see “Item 1-Business – Supervision and Regulation.”

The provisions of the Dodd-Frank Act, as well as any other aspects of current or proposed regulatory or legislative changes to laws or regulations applicable to the financial industry, may impact the profitability of business activities and may change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect business, financial condition and results of operations.

As the Company continues to grow its total assets, the Company will be subject to heighted regulatory and reporting requirements. The Company faces the risk of failing to meet these requirements, which may negatively impact the results of operations and financial conduction.

The Company is subject to changes in accounting policies or accounting standards.

Understanding the Company’s accounting policies is fundamental to understanding its financial results. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. The Company has identified its accounting policies regarding the allowance for credit losses and security valuations and security credit events to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change their guidance governing the form and content of the Company’s external financial statements. In addition, accounting standard setters and those who interpret U.S. GAAP, such as the FASB, SEC, banking regulators and the Company’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue. Changes in U.S. GAAP and changes in current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how it reports financial results and condition. In certain cases, the Company could be required to apply a new or revised guidance retroactively or apply existing guidance differently, which may result in restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel and other expenses that would negatively impact results of operations.

Declines in value may adversely impact the investment portfolio.

As of December 31, 2023, the Company had approximately $91.8 million, $36.1 million and $7.8 million in debt securities available for sale, debt securities held to maturity and equity investment securities, respectively. The Company may be required to record credit charges in earnings related to credit losses on its investment securities if they suffer a decline in value related to credit. Additionally, (i) if the Company intends to sell a security or (ii) it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, the Company will be required to recognize a charge in the statement of income equal to the full amount of the decline in fair value below amortized cost. Factors, including lack of liquidity, absence of reliable pricing information, adverse actions by regulators or unanticipated changes in the competitive environment, could have a negative effect on the investment portfolio and may result in impairment on investment securities in future periods.

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

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources. Customer account balances can decrease when customers perceive alternative investments, such as fixed income securities or money market funds, as providing a better risk/return trade off or if customers are concerned about the safety of their deposits, as happened in the first quarter of 2023. If customers move money out of bank deposits and into other investments, or if customers perceive a risk in leaving their deposits with the Bank and transfer the deposits to larger institutions seen as less risky, the Company could lose a low-cost source of funds, increasing its funding costs and reducing the Company’s net interest income and net income.

The Company maintains elevated wholesale funding balances, including brokered CDs, brokered money market accounts, FHLB advances and other borrowing and deposit sources. These wholesale funding balances typically result in higher funding costs compared to other sources and reduce the Company’s net interest income and net income. Additionally, these sources typically are only available to the Company if the Bank maintains certain capital levels. The Company’s management team monitors wholesale funding as a composition of its balance sheet via the risk management process; however, wholesale deposits may be more prone to liquidity risk.

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

There are current proposals from the Federal Housing Finance Agency (“FHFA”), the regulatory of the Federal Home Loan Bank (“FHLB”) system, to refocus on the FHLB’s housing mission. This proposal would require many banks to hold at least 10% of their assets in residential mortgages in order to maintain access to FHLB funding. If these proposals change or progress, this could impact the Company’s ability to borrow from the FHLB and require it to find other sources of credit, including borrowing directly from the FRB.

The Company is in competition with many other banks, including larger commercial banks which have greater resources, as well as “fintech” companies for loan and deposit customers.

The banking industry within the State of New Jersey is highly competitive. The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions. In addition, the Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  In addition, financial technology companies, either directly or in partnership with other insured depository institutions, compete for loan and deposit customers. Similarly, larger legacy non-financial companies, such as Apple, Alphabet and Amazon, are further increasing competition to compete for loans, deposits and payments. A number of the Company’s competitors have substantially greater resources than it does to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. The Company’s success depends a great deal upon its judgment that large and mid-size financial institutions do not adequately serve small businesses in its principal market area and upon the Company’s ability to compete favorably for such customers. In addition to competition from larger institutions, the Company also faces competition for individuals and small businesses from small community banks seeking to compete as “hometown” institutions. Most of these smaller institutions have focused their marketing efforts on the smaller end of the small business market the Company serves.

In January 2022, the Federal Reserve issued “Money Payments: The U.S. Dollar in the Age of Digital Transformation” which discusses a U.S. central bank digital currency (“CBDC”). While this is in the earliest of stages, if this CBDC is implemented by the Federal Reserve, it could change banking on a larger scale as Americans would be able to transact directly with the Federal Reserve.

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2023, the Company held approximately $346.3 million in governmental and municipal deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. While legislation has been introduced in the state legislature, the New Jersey Public Bank Implementation Board has provided its final recommendations to the governor, including that the public bank entity should not be a depository institution but should seek funding from a diverse range of investors and non-depository investment vehicles. However, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits, thereby impairing the Company’s liquidity.

The nature and growth rate of our loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our loans are unseasoned, meaning that they were originated relatively recently. Approximately 58.7% of our loan portfolio has been originated in the past three years. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

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

The Company cannot predict how changes in technology will impact its business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

●	telecommunications;
●	data processing;
●	artificial intelligence, (“AI”);
●	automation;
●	Internet-based banking;
●	Tele-banking;
●	debit cards/smart cards

The Company’s ability to compete successfully in the future will depend on whether it can anticipate and respond to technological changes. Due to the rise of AI, technological advances are occurring in the industry at an unprecedented pace. To develop these and other new technologies and protect against cyber security threats, the Company will likely have to make additional capital investments. Although the Company continually invests in new technology, it cannot assure that it will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

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

For further information, please refer to Item 1C in this document.

The Company’s business strategy could be adversely affected if it is not able to attract and retain skilled employees and manage expenses.

The Company expects to continue to experience growth in the scope of its operations and, correspondingly, in the number of its employees and customers. The Company may not be able to successfully manage its business as a result of the strain on management and operations that may result from this growth. The Company’s ability to manage this growth will depend upon its ability to continue to attract, hire and retain skilled employees.  The Company’s success will also depend on the ability of its officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees. Further, given the rise of “remote” and “hybrid” working models, the Company is in competition with more companies and industries for employee retention. The Company’s potential inability to retain key employees could have a material adverse effect on its financial condition and results of operations. As a community banking organization, the Company is highly reliant on key employees, including its Chief Executive Officer, Chief Financial Officer, heads of key operational areas, area managers, business development officers and loan officers. The loss of these employees could have an adverse impact on the Company’s operating capacities and the ability to implement growth strategies and adversely impact the financial performance.

Hurricanes, flooding or other adverse weather events could negatively affect local economies or disrupt operations, which would have an adverse effect on the Company’s business or results of operations.

Hurricanes, flooding and other weather events can disrupt the Company’s operations, result in damage to its properties  and negatively affect the local economies in which it operates. In addition, these weather events may result in a decline in value or destruction of properties securing loans and an increase in delinquencies, foreclosures and loan losses. The Company does maintain property insurance policies to cover certain costs associated with these events; however, it is possible that the expenses may exceed coverage, may not be covered at all or may ultimately increase costs associated with future insurance premiums.

The Company may be adversely affected by changes in U.S. federal tax laws and state and local tax laws.

The Company’s business may be adversely affected by changes in tax laws if there are any increases in its federal income tax rates. Further, the Company’s business may be adversely affected by changes in tax laws if there are any increases in its state and local tax rates in markets where it has locations.

Claims and litigation could result in significant expenses, losses and damage to the Company’s reputation.

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

Further, in order to continue growth, the Company may need to seek additional capital. The Company will be required to maintain its regulatory capital levels at levels higher than the minimum set by its regulators. If the Company were required to raise capital to implement growth strategies, the Company can offer no assurances that it will be able to raise capital in the future or that the terms of the capital will be beneficial to its existing shareholders. In the event that the Company is unable to raise capital in the future, the Company may not be able to continue its growth strategy.

A component of the Company’s growth strategies may include merger & acquisition opportunities. Attractive merger and acquisition opportunities may not be available to the Company in the future as other banking and financial service companies, many of which have greater resources, will compete with the Company in acquiring potential target companies. This competition could increase prices of potential acquisitions that may be attractive. Additionally mergers and acquisitions are subject to various regulatory approvals. If regulatory approvals are not obtained, the Company would not be able to consummate a merger or acquisition that may be in the Company’s best interests. Lastly, the Company has limited merger and acquisition experience, which may minimize the deals available or the ability to appropriately analyze and operationally execute a merger or acquisition. This may adversely impact the operating results.

Net gains on sales of mortgage and/or SBA loans are a significant component of the Company’s noninterest income and could fluctuate in future periods.

Net gains on sales of mortgage and SBA loans represented a notable portion of the Company’s noninterest income for the years ended December 31, 2023 and 2022, respectively. The Company’s ability to sell a portion of its mortgage or SBA loan production in the secondary market is dependent upon, amongst other factors, the levels of market interest rates, consumer demand for marketable loans, the Company’s sales and pricing strategies and the economy. A change in one or more of these, or other factors, could significantly impact the Company’s ability to sell mortgage loans and SBA loans in the future and adversely impact the level of our noninterest income.

The Company may not be able to detect money laundering and other illegal or improper activities fully, or on a timely basis, which could expose the company to additional liability and could have a material adverse effect.

The Company is required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require the Company to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and larger transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems, sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.

Although the Company has policies and procedures aimed at detecting and preventing the use of its banking network for money laundering and related activities, those policies and procedures may not eliminate instances in which the Company may be used by customers to engage in illegal or improper activities. To the extent that the Company fails to fully comply with the applicable laws and regulations, banking agencies may have the authority to impose fines, other penalties and sanctions on the Company.

The Company’s ability to maintain its reputation is critical to the success of the business and the failure to do so may materially adversely impact its performance.

The Company’s reputation is one of the most valuable components of its business. As such, the Company strives to conduct its business in a manner that maintains its reputation. If the Company’s reputation is negatively impacted by the actions of an employee, certain litigations, regulatory actions, or certain financial concerns the business and therefore, the operating results may be materially adversely impacted.

The Company’s controls and procedures may fail or be circumvented, which may result in a material adverse effect on its business, results of operations and financial condition.

The Company’s management periodically reviews and updates its internal controls, policies and procedures. Any system of controls is in part based on certain assumptions and can only provide reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company and its results of operations and financial condition.

Anti-takeover provisions in corporate documents and in New Jersey corporate law may make it difficult and expensive to remove current management.

Anti-takeover provisions in corporate documents and in New Jersey law may render the removal of the existing Board of Directors and management more difficult. Consequently, it may be difficult and expensive for the shareholders to remove current management, even if current management is not performing adequately.

Item 1B. Unresolved Staff Comments:  None

Item 1C. Cybersecurity Disclosures

Risk Management and Governance

Cybersecurity is a material part of Unity Bank’s business. As a technology forward financial institution offering products through multiple digital delivery channels, cybersecurity incidents could have a material effect on the Company, its results of operations and its reputation. To date, the Company has not experienced any cybersecurity incident which has had a material effect on the Company’s business strategy, results of operations or financial condition. See “Item 1A- Risk Factors – The Company cannot predict how changes in technology will impact its business”; as increased use of technology may expose us to service interruptions or breaches in security.

Cybersecurity risk is initially overseen by the management Information Technology Steering Committee (the “ITSC”). The members of this committee include the Company’s Chief Technology Officer, Chief Compliance Officer (who is also the Information Security Officer), Chief Executive Officer, Chief Financial officer and other critical executive management members. The ITSC also includes a non-voting member that is an outsourced cybersecurity expert. The ITSC includes multiple members, including the Chief Technology Officer and an outsourced consultant, who serves as the Company’s Virtual Information Security Officer.

Over his 16-year career, the Company’s Chief Technology Officer has served in multiple Information Technology and Cybersecurity roles, such as Senior Engineer, responsible for implementing hardened infrastructure for both physical and cloud applications; Solutions Architect, designing infrastructures for highly regulated industries including Financial Services, Local/State Government and Healthcare; Director of Service Delivery, overseeing engineering, solutions architecture and maintains the System and Organization Controls (SOC) program prior to joining Unity Bank. During his tenure at Unity Bank, he is a member of various Risk and Cybersecurity Committees of the New Jersey Bankers Association, is a member of FS-ISAC, The Independent Community Bankers of America and our primary banking vendors advisory and risk management committees.

The Company’s Chief Compliance Officer was appointed as the Company’s Information Security Officer in 2016.

The Virtual Information Security Officer (vISO) has an over 18-year career in Information Technology, Cybersecurity and both Internal/External Audit experience. He presently holds a position of Partner of Herbein, COA Advisor & Audit, where he’s held multiple positions within Information Technology and Cybersecurity.

The Company’s Information Technology Manager has an over 25-year career in Information Technology, during which the prior 13-years have been in Information Technology, Security and Cybersecurity, working primarily in regulated industries.

In order to ensure that cybersecurity risk management is integrated into the Company’s overall risk management plans, systems and processes, the ITSC and Chief Technology Officer provide reports and updates to the Board of Directors, or a Committee thereof on a quarterly basis.

The Company’s cybersecurity risk mitigation program involves a combination of internal resources and the use of third parties. The Company’s internal IT team performs monthly vulnerability scanning and performs an annual risk assessment based on the National Institute of Standards and Technology Cybersecurity Framework. The results are reported to the ITSC. The Company’s IT and compliance staff also review potential cybersecurity threats associated with the Company’s third party vendors, including performing a review of and obtaining a System of Organization Controls report from all vendors rated as “high risk” by the Company’s internal vendor management program. The Company also has an internal Incident Response Plan and Team, which is charged with overseeing the Company’s response to any cybersecurity incident. The team performs a table top exercise at least annually to prepare to respond in the event of any actual cybersecurity incident.

In addition to these internal resources, the Company uses a third party vendor to complete annual penetration and vulnerability testing, with the results reported to the ITSC. Finally, the Company’s cybersecurity compliance program is audited by the Bank’s outsourced internal auditor.

The Company also maintains insurance which may provide coverage for expenses and certain losses incurred in connection with a cybersecurity incident.

Item 2.    Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey and its twenty-one branch offices. The Company is currently leasing additional back office space in Clinton, New Jersey, in a building adjacent to its main office. The Company’s facilities are adequate to meet its needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2023.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration	2023 Annual Rental Fee
North Plainfield, NJ	Owned	1991	—	$—
Linden, NJ	Owned	1997	—	—
Whitehouse, NJ	Owned	1998	—	—
Union, NJ	Leased	2021	2036	64,540
Scotch Plains, NJ	Owned	2004	—	—
Flemington, NJ	Owned	2005	—	—
Forks Township, PA	Leased	2006	2036	67,843
Middlesex, NJ	Owned	2007	—	—
Somerset, NJ	Leased	2012	2027	142,276
Washington, NJ	Owned	2012	—	—
Highland Park, NJ	Owned	2013	—	—
South Plainfield, NJ	Owned	2013	—	—
Edison, NJ	Owned	2013	—	—
Clinton, NJ*	Owned	2016	—	—
Somerville, NJ	Owned	2016	—	—
Emerson, NJ	Owned	2016	—	—
Phillipsburg, NJ	Leased	2017	2027	63,351
Clinton, NJ**	Leased	2018	2036	77,989
Bethlehem, PA	Leased	2018	2028	84,683
Parsippany, NJ	Owned	2023	—	—
Lakewood, NJ	Leased	2022	2037	43,200
Fort Lee, NJ	Leased	2022	2037	132,660
*Headquarters Space
**Back Office Space

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

On April 27, 2023, the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 750 thousand shares of common stock. A total of 656 thousand shares were repurchased at an average price of $23.69 during 2023, of which 570 thousand shares were repurchased under the prior repurchase plan, leaving 414 thousand shares available for repurchase as of December 31, 2023. A total of 1,572 shares were repurchased at an average price of $26.49 during 2022, leaving 570 thousand shares available for repurchase as of December 31, 2022. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of	Weighted	as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1, 2023 through March 31, 2023	337,945	$24.29	337,945	232,199
April 1, 2023 through June 30, 2023	225,000	22.82	225,000	507,199
July 1, 2023 through September 30, 2023	28,592	23.97	28,592	478,607
October 1, 2023 through December 31, 2023	64,860	23.43	64,860	413,747

The above table excludes stock repurchase excise taxes accrued.

Item 6.    Reserved: N/A

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations:

The purpose of this analysis is to provide the reader with information relevant to understanding and assessing the Company’s results of operations and financial condition for each of the past two years. In order to fully appreciate this analysis, the reader is encouraged to review the consolidated financial statements and accompanying notes thereto appearing under Item 8 of this report and statistical data presented in this document.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a financial holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through online banking platforms and its twenty-one branch offices located in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment, other real estate owned and loan portfolios.

Results of Operations

Net income totaled $39.7 million, or $3.84 per diluted share for the year ended December 31, 2023, compared to $38.5 million, or $3.59 per diluted share for the year ended December 31, 2022.

Highlights for the year include:

●	Net income increased 3.3 percent to $39.7 million from $38.5 million in the prior year.
●	Net income before provision for income taxes increased 3.1 percent to $53.0 million from $51.4 million in the prior year.
●	Net interest income increased $4.9 million, or 5.4 percent, to $95.0 million from $90.1 million in the prior year, primarily due to additional interest income resulting from increased commercial and residential mortgage loan rates and portfolio growth.
●	Net interest margin for the year ending December 31, 2023 decreased 34 basis points to 4.06 percent compared to 4.40 percent in the prior year.
●	Noninterest income was $8.1 million, a 1.2 percent increase compared to $8.0 million in the prior year, primarily due to net security gains in 2023 as compared to net security losses in 2022.
●	Noninterest expense totaled $47.0 million, an increase of $4.5 million when compared to $42.5 million in the prior year. The increase was primarily due to increased compensation and benefits expenses and increased deposit insurance.
●	The effective tax rate decreased to 25.1 percent compared to 25.2 percent in the prior year.
●	Total gross loans increased $65.5 million, or 3.1 percent from the prior year. The increase was driven by a 7.6 percent increase in commercial loans and a 4.4 percent increase in residential mortgage loans, partially offset by a 19.7 percent decrease in residential construction loans.
●	Total deposits increased $136.6 million, or 7.6 percent from the prior year. The increase was primarily driven by increases in interest-bearing demand and time deposits, partially offset by decreases in noninterest-bearing demand and savings deposits.
●	Total securities decreased $5.3 million, or 3.7 percent from the prior year. The decrease was primarily driven by a decrease in equity securities and debt securities classified as available for sale.
●	Total borrowed funds decreased $26.6 million, or 6.9 percent from the prior year. The decrease was primarily due to core deposit growth.

The Company’s performance ratios for the past two years are listed in the following table:

	For the years ended December 31,
	2023	2022
Net income per common share - Basic (1)	$3.89	$3.66
Net income per common share - Diluted (2)	$3.84	$3.59
Return on average assets	1.63%	1.80%
Return on average equity (3)	16.05%	17.28%
Efficiency ratio (4)	45.55%	42.69%
Dividend payout ratio (5)	12.50%	11.98%
Equity to assets ratio (6)	10.14%	10.41%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income, excluding net gains and losses on securities.
(5)	Defined as dividends declared per share divided by diluted net income per share.
(6)	Defined as average equity divided by average total assets.

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and net fees earned on loans, versus interest paid on interest-bearing liabilities. Interest-earning assets include loans to individuals and businesses, investment securities and interest-earning deposits. Interest-bearing liabilities include interest-bearing demand, savings and time deposits, FHLB advances and other borrowings.

2023 compared to 2022

During 2023, tax-equivalent net interest income amounted to $95.0 million, an increase of $4.9 million, or 5.4 percent, when compared to the same period in 2022. The net interest margin decreased 34 basis points to 4.06 percent for the year ended December 31, 2023, compared to 4.40 percent for the same period in 2022. The net interest spread was 3.32 percent for 2023, an 83 basis point decrease compared to 4.15 for the same period in 2022.

During 2023, tax-equivalent interest income was $143.5 million, an increase of $42.8 million, or 42.4 percent, when compared to the same period in the prior year. This increase was mainly driven by increases in the yield on loans, the balance of average loans, the yield securities and the yield on interest-bearing deposits.

●	Of the $42.8 million increase in interest income on a tax-equivalent basis, $18.3 million was due to the increased average volume of interest-earning assets and $24.5 million was due to increased yields on average interest-earning assets.
●	The average volume of interest-earning assets increased $291.9 million to $2.3 billion for 2023 compared to $2.0 billion for 2022. This was primarily due to a $329.2 million increase in average loans, with growth in all portfolios except SBA, SBA PPP and Consumer loans. The increase was complemented by a $14.7 million increase in investment securities, partially offset by a $61.2 million decrease in interest-bearing deposits.
●	The yield on total interest-earning assets increased 121 basis points to 6.13 percent for the year ended December 31, 2023 when compared to 2022. The yield on the loan portfolio increased 105 basis points to 6.18 percent.

Total interest expense was $48.5 million in 2023, an increase of $37.9 million or 356.2 percent compared to 2022. This increase was primarily driven by the increases in the rate paid on time deposits, savings deposits and borrowed funds and subordinated debentures and the increased balance of average borrowed funds and subordinated debentures and time deposits:

●	Of the $37.9 million increase in interest expense, $26.7 million was due to increased rates on average interest-bearing liabilities, while $11.2 million was due to the increased volume of average interest-bearing liabilities.
●	The average cost of interest-bearing liabilities increased 204 basis points to 2.81 percent in 2023 when compared to 2022. The cost of interest-bearing deposits increased 180 basis points in 2023. The cost of borrowed funds and subordinated debentures increased 184 basis points in 2023.
●	Interest-bearing liabilities averaged $1.7 billion in 2023, an increase of $352.3 million, compared to 2022. The increase in interest-bearing liabilities was primarily due to an increase in interest-bearing demand deposits, time deposits and borrowed funds and subordinated debentures, partially offset by a decrease in savings deposits.

Consolidated Average Balance Sheets

The following table reflects the components of net interest income, setting forth for the periods presented herein: (1) average assets, liabilities and shareholders’ equity, (2) interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities, (3) average yields earned on interest-earning assets and average rates paid on interest-bearing liabilities, (4) net interest spread and (5) net interest income/margin on average interest-earning assets. Rates/yields are computed on a fully tax-equivalent basis, assuming a federal income tax rate of 21 percent.

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2023			2022
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$34,233	$1,724	5.04%	$95,427	$735	0.77%
Federal Home Loan Bank ("FHLB") stock	15,508	1,369	8.83	6,405	396	6.18
Securities:
Taxable	135,806	7,271	5.35	121,314	4,754	3.92
Tax-exempt	1,698	76	4.48	1,461	58	3.99
Total securities (A)	137,504	7,347	5.34	122,775	4,812	3.92
Loans:
SBA loans	61,834	5,489	8.88	65,197	4,303	6.60
SBA PPP loans	2,919	137	4.69	19,095	1,596	8.36
Commercial loans	1,240,783	76,966	6.20	1,040,624	53,820	5.10
Residential mortgage loans	624,146	34,194	5.48	484,923	22,395	4.62
Consumer loans	75,018	5,742	7.65	77,382	4,132	5.27
Residential construction loans	148,520	10,530	7.09	136,778	8,555	6.17
Total loans (B)	2,153,220	133,058	6.18	1,823,999	94,801	5.13
Total interest-earning assets	$2,340,465	$143,498	6.13%	$2,048,606	$100,744	4.92%

Noninterest-earning assets:
Cash and due from banks	22,478			23,100
Allowance for credit losses	(26,149)			(22,920)
Other assets	102,204			87,930
Total noninterest-earning assets	98,533			88,110
Total assets	$2,438,998			$2,136,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$306,820	$5,306	1.73%	$269,789	$1,384	0.51%
Savings deposits	552,864	11,239	2.03	674,335	3,110	0.46
Time deposits	561,075	17,340	3.09	315,910	2,757	0.87
Total interest-bearing deposits	1,420,759	33,885	2.38	1,260,034	7,251	0.58
Borrowed funds and subordinated debentures	304,419	14,612	4.80	112,799	3,380	2.96
Total interest-bearing liabilities	$1,725,178	$48,497	2.81%	$1,372,833	$10,631	0.77%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	439,653			518,244
Other liabilities	26,780			23,104
Total noninterest-bearing liabilities	466,433			541,348
Total shareholders' equity	247,387			222,535
Total liabilities and shareholders' equity	$2,438,998			$2,136,716

Net interest spread		$95,001	3.32%		$90,113	4.15%
Tax-equivalent basis adjustment		(4)			(5)
Net interest income		$94,997			$90,108
Net interest margin			4.06%			4.40%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent in 2023 and 2022.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the years ended December 31,
	2023 versus 2022
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$(742)	$1,731	$989
FHLB stock	747	226	973
Securities	631	1,904	2,535
Loans	17,668	20,589	38,257
Total interest income	$18,304	$24,450	$42,754
Interest expense:
Demand deposits	$213	$3,709	$3,922
Savings deposits	(654)	8,783	8,129
Time deposits	3,401	11,182	14,583
Total interest-bearing deposits	2,960	23,674	26,634
Borrowed funds and subordinated debentures	8,222	3,010	11,232
Total interest expense	11,182	26,684	37,866
Net interest income - fully tax-equivalent	$7,122	$(2,234)	$4,888
Decrease in tax-equivalent adjustment			1
Net interest income			$4,889

Provision for Credit Losses

The provision for credit losses for loans totaled $1.8 million for 2023, compared to $4.2 million in 2022. The provision for credit losses for loans decreased $2.4 million for the year ended 2023 primarily due to slower loan growth, as well as management's view of current economic conditions.

The provision for credit losses for off-balance sheet exposures totaled $0.1 million for the years ended December 31, 2023 and 2022.

The provision for credit losses for AFS debt security impairment was $1.3 million for the year ended December 31, 2023, compared to none for the prior year. The impairment was entirely attributable to one corporate senior debt security in the AFS portfolio. The Company owns $5 million in par value of this position and the issuing company recently restated earnings and was unprofitable during the first three quarters of 2023.

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

Noninterest Income

The following table shows the components of noninterest income for the past two years:

	For the years ended December 31,
(In thousands)	2023	2022
Branch fee income	$997	$1,117
Service and loan fee income	1,928	2,433
Gain on sale of SBA loans held for sale, net	1,299	954
Gain on sale of mortgage loans, net	1,546	1,399
BOLI income	852	636
Net securities gains (losses)	7	(1,313)
Other income	1,513	2,819
Total noninterest income	$8,142	$8,045

Noninterest income was $8.1 million for 2023, a $0.1 million increase compared to $8.0 million for 2022. This increase was primarily due to increased net unrealized gains on securities, gains on SBA loans held for sale and gains on sale of mortgage loans, net  partially offset by decreased branch fee and service and loan fee income.

Noninterest Expense

The following table shows the components of noninterest expense for the past two years:

	For the years ended December 31,
(In thousands)	2023	2022
Compensation and benefits	$29,051	$26,949
Processing and communications	2,994	2,848
Occupancy	3,087	2,963
Furniture and equipment	2,780	2,493
Professional services	1,563	1,401
Advertising	1,436	1,212
Loan related expenses	918	518
Deposit insurance	1,715	1,022
Director fees	847	916
Other expenses	2,585	2,136
Total noninterest expense	$46,976	$42,458

Noninterest expense totaled $47.0 million for the year ended December 31, 2023, an increase of $4.5 million when compared to $42.5 million in 2022. The majority of this increase is attributable to increased deposit insurance and compensation and benefits, reflecting ordinary increases, as well as increased staffing for new branches.

Income Tax Expense

For 2023, the Company reported income tax expense of $13.3 million for an effective tax rate of 25.1%, compared to an income tax expense of $13.0 million and an effective tax rate of 25.2% in 2022.

For additional information on income taxes, see Note 11 to the Consolidated Financial Statements.

Financial Condition

Total assets increased $133.6 million or 5.5 percent, to $2.6 billion at December 31, 2023, when compared to year end 2022. This increase was primarily due to increases of $65.5 million in gross loans, mostly due to commercial and residential mortgage loan growth, partially offset by decreases in residential construction, consumer and SBA loans. Total assets also included an increase of $80.0 million in cash and cash equivalents, offset by a decrease of $5.3 million in total securities.

Total deposits increased $136.6 million, due to increases of $155.7 million in time deposits, $45.1 million in brokered time deposits and $37.1 million in interest-bearing demand deposits, offset by a decrease of $26.7 million in savings deposits and $74.5 million in noninterest-bearing demand deposits. Borrowed funds decreased $26.6 million to $356.4 million at December 31, 2023.

Total shareholders’ equity increased $22.2 million over year end 2022, due to earnings and an increase in common stock, offset by dividends paid and share repurchases.

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

The following table provides the major components of AFS debt securities, HTM debt securities and equity investments at their carrying value as of December 31, 2023 and December 31, 2022:

(In thousands)	December 31, 2023	December 31, 2022
Available for sale, at fair value:
U.S. Government sponsored entities	$16,033	$16,305
State and political subdivisions	360	613
Residential mortgage-backed securities	14,077	15,475
Corporate and other securities	61,295	63,000
Total securities available for sale	$91,765	$95,393
Held to maturity, at amortized cost:
U.S. Government sponsored entities	$28,000	$28,000
State and political subdivisions	1,272	1,115
Residential mortgage-backed securities	6,850	6,645
Total securities held to maturity	$36,122	$35,760
Equity Securities, at fair value:
Total Equity Securities	$7,802	$9,793

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

AFS debt securities totaled $91.8 million at December 31, 2023, a decrease of $3.6 million or 3.8 percent, compared to $95.4 million at December 31, 2022. This net decrease was the result of:

●	$4.3 million in principal payments, maturities and called bonds,
●	$1.3 million of appreciation in the market value of the portfolio. At December 31, 2023, the portfolio had a net unrealized loss of $4.5 million compared to a net unrealized loss of $5.8 million at December 31, 2022. These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive loss,
●	$1.3 million in allowance for credit losses and
●	purchases of $0.7 million

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.6 years and 6.4 years at December 31, 2023 and 2022, respectively. The effective duration of AFS debt securities amounted to 1.7 and 1.9 years at December 31, 2023 and 2022, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of U.S. Government sponsored entities, state and political subdivisions and mortgage-backed securities.

HTM debt securities totaled $36.1 million at December 31, 2023, an increase of $0.3 million, or 1.0 percent, compared to $35.8 million at December 31, 2022. The increase was due to:

●	$0.2 million in principal accretion and
●	purchases of $0.1 million

The weighted average life of HTM debt securities, adjusted for prepayments, amounted to 17.1 years and 18.0 years at December 31, 2023 and 2022, respectively. As of December 31, 2023, the fair value of HTM debt securities was $29.7 million, compared to $28.6 million at December 31, 2022. The effective duration of HTM debt securities amounted to 10.9 and 10.5 years at December 31, 2023 and 2022, respectively.

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

Equity securities totaled $7.8 million at December 31, 2023, a decrease of $2.0 million, or 20.3 percent, compared to $9.8 million at December 31, 2022. This net decrease was the result of:

●	$2.1 million in proceeds from sales, including $0.3 million of realized gains,
●	$0.3 million of net unrealized losses and
●	purchases of $0.1 million

The following table provides the remaining contractual maturities and average yields, calculated on a yield-to-maturity basis, within the investment portfolios. The carrying value of securities at December 31, 2023 is distributed by contractual maturity. Mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(In thousands, except percentages)
Available for sale, at fair value:
U.S. Government sponsored entities	$1,478	2.69%	$14,555	3.72%	$—	-%	$—	-%	$16,033	3.63%
State and political subdivisions	—	-	162	1.90	—	-	198	2.75	360	2.37
Residential mortgage-backed securities	—	-	414	2.58	693	2.77	12,970	3.42	14,077	3.36
Corporate and other securities	—	-	16,792	7.61	7,262	5.45	37,241	7.59	61,295	7.34
Total debt securities available for sale	$1,478	2.69%	$31,923	5.74%	$7,955	5.22%	$50,409	6.50%	$91,765	6.06%
Held to maturity, at cost:
U.S. Government sponsored entities	$—	-%	$—	-%	$3,000	4.00%	$25,000	3.48%	$28,000	3.54%
State and political subdivisions	100	7.05	—	-	—	-	1,172	5.19	1,272	5.34
Residential mortgage-backed securities	—	-	—	-	—	-	6,850	3.03	6,850	3.03
Total debt securities held for maturity	$100	7.05%	$—	-%	$3,000	4.00%	$33,022	3.45%	$36,122	3.50%

Securities with a carrying value of $9.7 million and $0.8 million at December 31, 2023 and December 31, 2022, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law. There were no securities encumbered at December 31, 2023 and December 31, 2022.

Approximately 66 percent and 63 percent of the total investment portfolio had a fixed rate of interest at December 31, 2023 and December 31, 2022, respectively.

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

Total loans were $2.2 billion at December 31, 2023, an increase of $65.5 million or 3.1 percent when compared to year end 2022. Commercial, residential mortgage and SBA loans held for investment increased $89.9 million, $26.4 million and $0.1 million, respectively, partially offset by decreases in residential construction, consumer and SBA PPP loans of $32.2 million, $5.5 million and $3.6 million, respectively.

The following table sets forth the classification of loans by major category, including unearned fees, deferred costs and excluding the allowance for credit losses as of December 31, 2023 and December 31, 2022:

	2023		2022
		% of		% of
(In thousands, except percentages)	Amount	total	Amount	total
Ending balance:
SBA loans held for investment	$38,584	1.8%	$38,468	1.8%
SBA PPP loans	2,318	0.1	5,908	0.3
Commercial loans	1,277,460	58.8	1,187,543	56.4
Residential mortgage loans	631,506	29.1	605,091	28.7
Consumer loans	72,676	3.4	78,164	3.7
Residential construction loans	131,277	6.0	163,457	7.8
Total loans held for investment	2,153,821	99.2	2,078,631	98.7
SBA loans held for sale	18,242	0.8	27,928	1.3
Total loans	$2,172,063	100.0%	$2,106,559	100.0%

Average loans increased $329.2 million or 18.1 percent from $1.8 billion in 2022, to $2.2 billion in 2023. The increase in average loans was due to increases in average commercial, residential mortgage and residential construction. The yield on the overall loan portfolio increased 105 basis points to 6.18 percent for the year ended December 31, 2023, compared to 5.13 percent for the prior year.

SBA 7(a) loans, on which the SBA historically has provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. These loans are made to small businesses for the purposes of providing working capital and for financing the purchase of equipment, inventory or commercial real estate. Generally, an SBA 7(a) loan has a lower quality credit profile that would not allow the borrower to qualify for a traditional commercial loan, which is why the SBA provides the guarantee. These loans may have a higher loan to value (“LTV”) ratio, lower debt service coverage (“DSC”) ratio and/or weak personal financial guarantees. In addition, many SBA 7(a) loans are for startup businesses where there is no historical financial information. Finally, many SBA borrowers do not have an ongoing and continuous banking relationship with the Bank and work with the Bank on a single transaction. The guaranteed portion of the Company’s SBA loans may be sold in the secondary market.

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $18.2 million at December 31, 2023, a decrease of $9.7 million from $27.9 million at December 31, 2022. SBA 7(a) loans held for investment amounted to $38.6 million at December 31, 2023, an increase of $0.1 million from $38.5 million at December 31, 2022. The yield on SBA 7(a) loans, which is generally floating and adjusts quarterly to the Prime Rate, was 8.88 percent for the year ended December 31, 2023, compared to 6.60 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $75.6 million and $72.1 million in SBA loans were sold but serviced by the Company at December 31, 2023 and December 31, 2022, respectively, and are not included on the Company’s balance sheet. There is no direct relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.3 billion at December 31, 2023, an increase of $89.9 million from year end 2022. The yield on commercial loans was 6.20 percent for 2023, compared to 5.10 percent for the same period in 2022. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. The Commercial Real Estate sub-category includes both owner occupied and non-owner occupied commercial real estate related loans.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $631.5 million at December 31, 2023, an increase of $26.4 million from year end 2022. Sales of mortgage loans totaled $71.7 million and $74.4 million for 2023 and 2022, respectively. Approximately $23.4 million and $13.7 million in residential loans were sold but serviced by the Company at December 31, 2023 and December 31, 2022, respectively, and are not included on the Company’s balance sheet. The yield on residential mortgages was 5.48 percent for 2023, compared to 4.62 percent for 2022. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes fixed and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but are typically not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1-4 family residences. These loans amounted to $72.7 million at December 31, 2023, a decrease of $5.5 million from December 31, 2022. The yield on consumer loans was 7.65 percent for 2023, compared to 5.27 percent for 2022.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $131.3 million at December 31, 2023, a decrease of $32.2 million from December 31, 2022. The yield on residential construction loans was 7.09 percent for 2023, compared to 6.17 percent for 2022.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2023 and 2022, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table presents the maturity distribution of the loan portfolio at December 31, 2023:

	December 31, 2023
(In thousands)	One year or less	One to five years	Five to fifteen years	Over fifteen years		Total
SBA loans	$226	$1,697	$16,580	$38,323		$56,826
SBA PPP loans	—	2,318	—	—	sd	2,318
Commercial loans
SBA 504 loans	6,365	1,046	3,415	22,843		33,669
Commercial & industrial	30,323	35,395	25,045	37,639		128,402
Commercial real estate	34,458	38,588	219,920	693,264		986,230
Commercial real estate construction	28,333	16,190	419	84,217		129,159
Residential mortgage loans	—	3,021	63,058	565,427		631,506
Consumer loans
Home equity	2,255	1,633	12,345	50,804		67,037
Consumer other	1,053	3,854	639	93		5,639
Residential construction loans	129,437	1,349	491	—		131,277
Total	$232,450	$105,091	$341,912	$1,492,610		$2,172,063
Total (as a percentage of total loans)	10.7%	4.8%	15.8%	68.7%		100.0%

The following table presents the contractual maturities after one year for fixed and adjustable rate loans within each loan category at December 31, 2023:

Loans Maturing After One Year
Loan Type	Fixed Rate	Adjustable Rate	Total
SBA loans	$3,764	$52,836	$56,600
SBA PPP loans	2,318	-	2,318
Commercial loans
SBA 504 loans	-	27,304	27,304
Commercial & industrial	42,497	55,582	98,079
Commercial real estate	121,079	830,693	951,772
Commercial real estate construction	3,149	97,677	100,826
Residential mortgage loans	247,112	384,394	631,506
Consumer loans
Home equity	11,531	53,251	64,782
Consumer other	4,577	9	4,586
Residential construction loans	1,577	263	1,840
Total	$437,604	$1,502,009	$1,939,613

For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Asset Quality

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at December 31, 2023 and December 31, 2022:

(In thousands, except percentages)	2023	2022
Nonperforming by category (1):
SBA loans held for investment	$3,444	$690
Commercial loans	1,948	1,582
Residential mortgage loans	11,272	3,361
Consumer loans	381	—
Residential construction loans	2,141	3,432
Total nonperforming loans	$19,186	$9,065
Total nonperforming assets	$19,186	$9,065
Past due 90 days or more and still accruing interest:
Residential mortgage loans	946	—
Total past due 90 days or more and still accruing interest	$946	$—
Nonperforming loans to total loans	0.88%	0.43
Nonperforming assets to total assets	0.74	0.37

(1)	Nonperforming loans include nonaccrual loans and loans that are over 90 days past due and still accruing interest.

Nonperforming loans were $19.2 million at December 31, 2023, a $10.1 million increase from $9.1 million at year end 2022. Since year end 2022, nonperforming loans in the SBA held for investment, residential mortgage, commercial and consumer loan segments increased, partially offset by a decrease in nonperforming residential construction. In addition, there was $0.9 million in loans past due 90 days or more and still accruing interest at December 31, 2023, compared to none at December 31, 2022.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $15.1 million at December 31, 2023, an increase of $0.4 million from $14.7 million at December 31, 2022.

For additional information on asset quality, see Note 3 to the Consolidated Financial Statements.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $25.9 million at December 31, 2023, compared to $25.2 million at December 31, 2022, with resulting allowance to total loan ratios of 1.19 percent and 1.20 percent, respectively. Net charge-offs amounted to $2.0 million for 2023, compared to $1.3 million for 2022.

The following table is a summary of the changes to the allowance for credit losses for December 31, 2023 and 2022, including net charge-offs to average loan ratios for each major loan category:

(In thousands, except percentages)	2023	2022
Balance, beginning of period	$25,196	$22,302
Impact of the adoption of ASU 2016-13 ("CECL")	847	—
Provision for credit losses for loans charged to expense	1,832	4,159
Less: Charge-offs
SBA loans held for investment	(213)	(59)
Commercial loans	(752)	(1,000)
Residential mortgage loans	(93)	—
Consumer loans	(578)	(398)
Residential construction loans	(1,000)	—
Total charge-offs	(2,636)	(1,457)
Add: Recoveries
SBA loans held for investment	20	33
Commercial loans	400	109
Residential mortgage loans	—	3
Consumer loans	84	47
Residential construction loans	111	—
Total recoveries	615	192
Net charge-offs	(2,021)	(1,265)
Balance, end of period	$25,854	$25,196
Selected loan quality ratios:
Net charge-offs to average loan segment:
SBA loans held for investment	0.46%	0.04%
Commercial loans	0.03	0.09
Residential mortgage loans	0.01	—
Consumer loans	0.66	0.45
Residential construction loans	0.60	—
Total loans	0.09	0.07
Allowance to total loans	1.19	1.20
Allowance to nonperforming loans	134.75%	277.95%

The following table sets forth, for each of the major lending categories, the amount of the allowance for credit losses allocated to each category and the percentage of total loans represented by such category as of December 31, 2023 and 2022. The allocated allowance is the total of identified specific and general reserves by loan category. The allocation is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the portfolio.

	2023		2022
		% of		% of
		loans		loans
	Reserve	to total	Reserve	to total
(In thousands, except percentages)	amount	loans	amount	loans
Balance applicable to:
SBA loans	$1,221	2.7%	$875	3.4%
Commercial loans	15,876	58.8	15,252	56.4
Residential mortgage loans	6,529	29.1	5,450	28.7
Consumer loans	1,022	3.4	992	3.7
Residential construction loans	1,206	6.0	2,627	7.8
Total loans	$25,854	100.0%	$25,196	100.0%

The Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified as Other liabilities. At December 31, 2023, a $0.6 million commitment reserve was reported, compared to a $0.5 million commitment reserve at December 31, 2022.

See Note 4 to the accompanying Consolidated Financial Statements for more information regarding the Allowance for Credit Losses and Reserve for Unfunded Loan Commitments.

Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. The Company continues to focus on establishing a comprehensive relationship with business borrowers, seeking deposits, as well as, lending relationships.

The following table shows period-end deposits and the concentration of each category of deposits for the past two years:

	2023		2022
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$419,636	21.8%	$494,184	27.6%
Interest-bearing demand deposits	313,352	16.3	276,218	15.5
Savings deposits	565,088	29.4	591,826	33.1
Brokered time deposits	199,667	10.4	154,563	8.7
Time deposits	426,397	22.1	270,737	15.1
Total deposits	$1,924,140	100.0%	$1,787,528	100.0%

The following table details the maturity distribution of time deposits as of December 31, 2023 and 2022:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2023:
Less than $250,000	$157,742	$140,052	$104,619	$88,311	$490,724
$250,000 or more	21,649	63,783	36,830	13,078	135,340
At December 31, 2022:
Less than $250,000	$134,611	$39,583	$35,208	$148,554	$357,956
$250,000 or more	3,528	19,787	16,509	27,520	67,344

Total deposits increased $136.6 million to $1.9 billion at December 31, 2023. This increase in deposits was due to increases of $155.7 million in time deposits, $45.1 million in brokered time deposits and $37.1 million in interest-bearing demand deposits, partially offset by a decrease of $26.7 million in savings deposits and $74.5 million in noninterest-bearing demand deposits.

The Company’s deposit composition at December 31, 2023, consisted of 29.4 percent savings deposits, 21.8 percent noninterest-bearing demand deposits, 22.1 percent time deposits, 10.4 brokered time deposits and 16.3 percent interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2022 reflects a 57.5 percent increase in time deposits, 29.2 percent increase in brokered time deposits and a 13.4 percent increase in interest-bearing demand deposits, partially offset by a 4.5 percent decrease in savings deposits and a 15.1 percent decrease in noninterest-bearing demand deposits.

The following table shows average deposits and the concentration of each category of deposits for the past two years:

	For the years ended December 31,
	2023		2022
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$439,653	23.7%	$518,244	29.1%
Interest-bearing demand deposits	306,820	16.5	269,789	15.2
Savings deposits	552,864	29.7	674,335	37.9
Brokered time deposits	197,708	10.6	193,355	10.9
Time deposits	363,367	19.5	122,555	6.9
Total deposits	$1,860,412	100.0%	$1,778,278	100.0%

As of December 31, 2023 and December 31, 2022, uninsured and uncollateralized deposits amounted to $334.5 million and $376.6 million, respectively. The following table presented uninsured time deposits by maturity date as of December 31, 2023:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2023:
Uninsured time deposits	$25,638	$48,366	$13,670	$6,040	$93,714

For additional information on deposits, see Note 6 to the Consolidated Financial Statements.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial real estate loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $366.7 million and $393.3 million at December 31, 2023 and December 31, 2022, respectively, and are broken down in the following table:

(In thousands)	December 31, 2023	December 31, 2022
FHLB borrowings:
Non-overnight, fixed rate advances	$109,438	$180,000
Overnight advances	217,000	203,000
Puttable advances	30,000	—
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$366,748	$393,310

In December 2023, the FHLB issued a $142.0 million municipal deposits letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law, compared to a letter of credit with a balance of $140.0 million as of December 31, 2022. In 2023, the FHLB issued an additional $25.0 million municipal deposits letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At December 31, 2023, the Company had $303.4 million of additional credit available at the FHLB. During 2023, the Company pledged additional collateral to the FRB discount window. At December 31, 2023, the Company had $219.9 million of additional credit available at the FRB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the lines with the FHLB and FRB.

For the year ending December 31, 2023, average FHLB borrowings were $294.1 million with a weighted average cost of 4.73%. The maximum borrowing during the year was $423.0 million.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. For 2023, the floating interest rate on the subordinated debentures is the three-month CME term Secured Overnight Financing Rate (“SOFR”) plus 262 basis points and reprices quarterly. For 2022, the floating interest rate on the subordinated debentures was three-month LIBOR plus 159 basis points and repriced quarterly. The floating interest rate was 7.212% at December 31, 2023 and 6.319% at December 31, 2022.

Market Risk

Market risk for the Company is primarily limited to interest rate risk, which is the impact that changes in interest rates would have on future earnings. The Company’s Risk Management Committee (“RMC”) manages this risk. The principal objectives of the RMC are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital and liquidity requirements and actively manage risk within Board-approved guidelines. The RMC reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions and interest rate levels.

The following table presents the Company’s EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at December 31, 2023 and December 31, 2022:

	Estimated (Decrease)/Increase in EVE			Estimated 12 mo. (Decrease)/Increase in NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2023
+300	$215,239	$(53,748)	(19.98)%	$91,747	$(7,977)	(8.00)%
+200	235,749	(33,238)	(12.36)	94,405	(5,319)	(5.33)
+100	254,242	(14,745)	(5.48)	96,984	(2,740)	(2.75)
0	268,987	—	—	99,724	—	—
-100	273,517	4,530	1.68	101,391	1,667	1.67
-200	286,813	17,826	6.63	102,987	3,263	3.27
-300	281,661	12,674	4.71	102,858	3,134	3.14
December 31, 2022
+300	$269,493	$(61,049)	(22.65)%	$92,822	$(8,275)	(8.91)%
+200	290,558	(39,984)	(13.76)	95,567	(5,530)	(5.79)
+100	311,453	(19,089)	(6.13)	98,280	(2,817)	(2.87)
0	330,542	—	—	101,097	—	—
-100	346,750	16,208	4.67	102,688	1,591	1.55
-200	352,944	22,402	6.35	101,927	830	0.81
-300	353,361	22,819	6.46	100,183	(914)	(0.91)

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. As the Consolidated Bank comprises the majority of the assets of the Company, the Consolidated Statement of Cash Flows is indicative of the Consolidated Bank’s activity. At December 31, 2023, the balance of cash and cash equivalents was $194.8 million, an increase of $80.0 million from December 31, 2022. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $46.3 million and $42.7 million in net cash for the years ended December 31, 2023 and 2022, respectively The primary sources of funds were net income from operations and adjustments to net income, such as the provision for credit losses and depreciation and amortization.

Investing activities used $57.2 million and $541.3 million in net cash for the years ended December 31, 2023 and 2022, respectively. Cash was primarily used to originate loans, partially offset by cash inflows from investment securities.

●	Securities. The Company’s available for sale investment portfolio amounted to $91.8 million and $95.4 million at December 31, 2023 and December 31, 2022, respectively.
●	Loans. The SBA loans held for sale portfolio amounted to $18.2 million and $27.9 million at December 31, 2023 and December 31, 2022, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments. The Company was committed to advance approximately $312.5 million to its borrowers as of December 31, 2023, compared to $514.8 million at December 31, 2022. At December 31, 2023, $149.3 million of these commitments expire within one year, compared to $177.7 million at December 31, 2022. The Company had $5.7 million and $5.6 million in standby letters of credit at December 31, 2023 and December 31, 2022, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $90.9 million and $368.6 million in net cash for the years ended December 31, 2023 and 2022, respectively, primarily due to an increase in the Company’s deposits.

●	Deposits. As of December 31, 2023, deposits included $346.3 million of Government deposits, as compared to $296.5 million at year end 2022. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $314.4 million of deposits from seventeen municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $356.4 million and $383.0 million as of December 31, 2023 and 2022, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At December 31, 2023, pledging provided an additional $537.4 million in borrowing potential from the FHLB, FRB and other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB.

Off-Balance-Sheet Arrangements and Contractual Obligations

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These transactions may involve elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheet. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. As of December 31, 2023, the Bank had $256.3 million in unused lines of credit and $50.6 million in outstanding commitments to borrowers. As of December 31, 2022, the Bank had $395.7 million in unused lines of credit and $113.5 million in outstanding commitments to borrowers.

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of December 31, 2023:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,743	$30	$920	$982	$5,675
Contractual obligations:
Time deposits	524,675	88,803	12,480	106	626,064
Borrowed funds and subordinated debentures	321,226	212	35,000	10,310	366,748
Total off-balance sheet arrangements and contractual obligations	$849,644	$89,045	$48,400	$11,398	$998,487

Standby letters of credit represent guarantees of payment issued by the Bank on behalf of a client that is used as "payment of last resort" should the client fail to fulfill a contractual commitment with a third party.

Time deposits have stated maturity dates. For additional information on time deposits, see Note 6 to the Consolidated Financial Statements.

Borrowed funds and subordinated debentures include fixed rate borrowings from the Federal Home Loan Bank and subordinated debentures. The borrowings have defined terms and under certain circumstances are callable at the option of the lender. For additional information on borrowed funds and subordinated debentures, see Note 7 to the Consolidated Financial Statements.

Capital Adequacy

A significant measure of the strength of a financial institution is its capital base. Shareholders’ equity increased $22.2 million to $261.4 million at December 31, 2023, compared to $239.2 million at December 31, 2022, primarily due to net income of $39.7 million. Other increases were due to $523 thousand in other comprehensive income and $3.0 million from the issuance of common stock under employee benefit plans, net of tax. These increases were partially offset by $15.7 million in treasury stock purchased at cost and $4.7 million in dividends paid on common stock.

For additional information on shareholders’ equity, see Note 10 to the Consolidated Financial Statements.

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of December 31, 2023, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

The following table presents information regarding the Bank’s regulatory capital levels at December 31, 2023 and December 31, 2022. Effective December 31, 2023, the Bank opted out of the CBLR:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2023
Total risk-based capital (to risk-weighted assets)
Consolidated	$298,293	14.43%	$165,370	8.00%	$206,712	10.00%
Bank	287,206	14.02	163,911	8.00	204,889	10.00
Common equity tier 1 (to risk-weighted assets)
Consolidated	262,454	12.70	93,020	4.50	134,363	6.50
Bank	261,584	12.76	92,200	4.50	133,178	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	272,454	13.18	124,027	6.00	165,370	8.00
Bank	261,584	12.76	122,934	6.00	163,911	8.00
Tier 1 capital (to average total assets)
Consolidated	272,454	11.14	97,800	4.00	122,250	5.00
Bank	261,584	10.74	97,355	4.00	121,693	5.00

As of December 31, 2022
	Company		Bank
CBLR	10.88%			10.34%

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

Factors that may cause actual results to differ from those results expressed or implied, include, but are not limited to those listed under “Item 1A - Risk Factors” in this Annual Report; the overall economy and the interest rate environment; the ability of customers to repay their obligations; the adequacy of the allowance for credit losses; competition; significant changes in tax, accounting or regulatory practices and requirements; and technological changes. Although management has taken certain steps to mitigate the negative effect of the aforementioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse effect on future profitability.

Critical Accounting Policies and Estimates

New Authoritative Accounting Guidance

See Note 1 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the dates of adoption and the anticipated effect on our results of operations and financial condition.

Allowance for Credit Losses and Unfunded Loan Commitments

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

The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company established a governance structure to implement the CECL accounting guidance and has developed a methodology and set of models to be used upon adoption. At adoption, the Company recorded an $0.8 million increase to its allowance for credit losses, related to loans. Further, the Company increased its reserve for unfunded credit commitments by $0.1 million. The reserve for unfunded credit commitments is recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheet. These increases in reserves were recorded through retained earnings and was $0.6 million, net of tax.

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

The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies for available for sale and held to maturity debt securities. These securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies and have a long history of no credit losses.

For other assets within the scope of the new CECL accounting guidance, such as other held to maturity debt securities and other receivables, management noted the impact from adoption to be inconsequential. Additionally, the Company noted the adoption of CECL had no significant impact on regulatory capital ratios of the Company and/or the Bank.

For additional information on the allowance for credit losses and reserve for unfunded loan commitments, see Note 4 to the Consolidated Financial Statements.

Income Taxes

The Company accounts for income taxes according to the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to taxable income for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. If tax reform results in a decline in the corporate tax rates the Company would have to write-down its deferred tax asset.

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

Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets

(In thousands)	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$20,668	$19,699
Interest-bearing deposits	174,108	95,094
Cash and cash equivalents	194,776	114,793
Securities:
Debt securities available for sale (net of allowance for credit losses of $1,283 as of December 31, 2023 and $0 as of December 31, 2022)	91,765	95,393
Debt securities held to maturity	36,122	35,760
Equity securities with readily determinable fair values	7,802	9,793
Total securities	135,689	140,946
Loans:
SBA loans held for sale	18,242	27,928
SBA loans held for investment	38,584	38,468
SBA PPP loans	2,318	5,908
Commercial loans	1,277,460	1,187,543
Residential mortgage loans	631,506	605,091
Consumer loans	72,676	78,164
Residential construction loans	131,277	163,457
Total loans	2,172,063	2,106,559
Allowance for credit losses	(25,854)	(25,196)
Net loans	2,146,209	2,081,363
Premises and equipment, net	19,567	20,002
Bank owned life insurance ("BOLI")	25,230	26,776
Deferred tax assets	12,552	12,345
Federal Home Loan Bank ("FHLB") stock	18,435	19,064
Accrued interest receivable	13,582	13,403
Goodwill	1,516	1,516
Prepaid expenses and other assets	10,951	14,740
Total assets	$2,578,507	$2,444,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$419,636	$494,184
Interest-bearing demand	313,352	276,218
Savings	565,088	591,826
Brokered time deposits	199,667	154,563
Time deposits	426,397	270,737
Total deposits	1,924,140	1,787,528
Borrowed funds	356,438	383,000
Subordinated debentures	10,310	10,310
Accrued interest payable	1,924	691
Accrued expenses and other liabilities	24,265	24,192
Total liabilities	2,317,077	2,205,721
Shareholders’ equity:
Common stock, no par value, 12,500 shares authorized, 11,424 shares issued and 10,063 shares outstanding as of December 31, 2023; 12,500 shares authorized, 11,289 shares issued and 10,584 shares outstanding as of December 31, 2022	100,426	97,204
Retained earnings	191,108	156,958
Treasury stock, at cost (1,361 shares as of December 31, 2023 and 705 shares as of December 31, 2022)	(27,367)	(11,675)
Accumulated other comprehensive loss	(2,737)	(3,260)
Total shareholders’ equity	261,430	239,227
Total liabilities and shareholders’ equity	$2,578,507	$2,444,948

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

	For the years ended December 31,
(In thousands, except per share amounts)	2023	2022
INTEREST INCOME
Interest-bearing deposits	$1,724	$735
FHLB stock	1,369	396
Securities:
Taxable	7,271	4,754
Tax-exempt	72	53
Total securities	7,343	4,807
Loans:
SBA loans	5,489	4,303
SBA PPP loans	137	1,596
Commercial loans	76,966	53,820
Residential mortgage loans	34,194	22,395
Consumer loans	5,742	4,132
Residential construction loans	10,530	8,555
Total loans	133,058	94,801
Total interest income	143,494	100,739
INTEREST EXPENSE
Interest-bearing demand deposits	5,306	1,384
Savings deposits	11,239	3,110
Time deposits	17,340	2,757
Borrowed funds and subordinated debentures	14,612	3,380
Total interest expense	48,497	10,631
Net interest income	94,997	90,108
Provision for credit losses, loans	1,832	4,159
Provision for credit losses, off-balance sheet	53	115
Provision for impairment losses, AFS securities	1,283	—
Net interest income after provision for credit losses	91,829	85,834
NONINTEREST INCOME
Branch fee income	997	1,117
Service and loan fee income	1,928	2,433
Gain on sale of SBA loans held for sale, net	1,299	954
Gain on sale of mortgage loans, net	1,546	1,399
BOLI income	852	636
Net securities gains (losses)	7	(1,313)
Other income	1,513	2,819
Total noninterest income	8,142	8,045
NONINTEREST EXPENSE
Compensation and benefits	29,051	26,949
Processing and communications	2,994	2,848
Occupancy	3,087	2,963
Furniture and equipment	2,780	2,493
Professional services	1,563	1,401
Advertising	1,436	1,212
Loan related expenses	918	518
Deposit insurance	1,715	1,022
Director fees	847	916
Other expenses	2,585	2,136
Total noninterest expense	46,976	42,458
Income before provision for income taxes	52,995	51,421
Provision for income taxes	13,288	12,964
Net income	$39,707	$38,457
Net income per common share - Basic	$3.89	$3.66
Net income per common share - Diluted	$3.84	$3.59
Weighted average common shares outstanding – Basic	10,207	10,508
Weighted average common shares outstanding – Diluted	10,338	10,705

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2023
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$52,995	13,288	$39,707
Other comprehensive income
Investment securities available for sale:
Unrealized holding gains on securities arising during the period	1,153	283	870
Less: reclassification adjustment for losses on securities included in net income	(136)	(33)	(103)
Total unrealized gains on securities available for sale	1,289	316	973
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cashflow hedges arising during the period	(1,518)	(433)	(1,085)
Less: reclassification adjustment for losses on cashflow hedges included in net income	(899)	(264)	(635)
Total unrealized losses on cash flow hedges	(619)	(169)	(450)
Total other comprehensive income	670	147	523
Total comprehensive income	$53,665	$13,435	$40,230

	For the year ended December 31, 2022
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$51,421	12,964	$38,457
Other comprehensive income
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(5,833)	(1,439)	(4,394)
Total unrealized losses on securities available for sale	(5,833)	(1,439)	(4,394)
Net unrealized gains from cash flow hedges:
Unrealized holding gains on cash flow hedges arising during the period	2,184	618	1,566
Less: reclassification adjustment for gains on cashflow hedges included in net income	1,055	301	754
Total unrealized gains on cash flow hedges	1,129	317	812
Total other comprehensive losses	(4,704)	(1,122)	(3,582)
Total comprehensive income	$46,717	$11,842	$34,875

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
				other		Total
	Common stock		Retained	comprehensive	Treasury	Shareholders’
(In thousands, except per share amounts)	Shares	Amount	earnings	(loss) income	stock	equity
Balance, December 31, 2021	10,391	$94,003	$123,037	$322	$(11,633)	$205,729
Net income	—	—	38,457	—	—	38,457
Other comprehensive loss, net of tax	—	—	—	(3,582)	—	(3,582)
Dividends on common stock ($0.43 per share)	—	163	(4,536)	—	—	(4,373)
Share-based compensation (1)	195	3,038	—	—	—	3,038
Treasury stock purchased, at cost	(2)	—	—	—	(42)	(42)
Balance, December 31, 2022	10,584	97,204	156,958	(3,260)	(11,675)	239,227
Net income	—	—	39,707	—	—	39,707
Other comprehensive income, net of tax	—	—	—	523	—	523
Dividends on common stock ($0.48 per share)	7	187	(4,908)	—	—	(4,721)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL") (2)	—	—	(649)	—	—	(649)
Share-based compensation (1)	128	3,035	—	—	—	3,035
Treasury stock purchased, at cost	(656)	—	—	—	(15,692)	(15,692)
Balance, December 31, 2023	10,063	$100,426	$191,108	$(2,737)	$(27,367)	$261,430

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.
(2)	See further disclosure surrounding CECL transition in Note 1 to the Consolidated Financial Statements.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net income	$39,707	$38,457
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	1,832	4,159
Provision for credit losses, AFS securities	1,283	—
Net amortization of purchase premiums and discounts on securities	(264)	13
Depreciation and amortization, net	2,383	2,756
SBA PPP deferred fees and costs	(92)	(1,413)
Deferred income tax benefit	(87)	(1,205)
Net securities realized gains	(345)	—
Stock compensation expense	1,751	1,681
Gain on sale of mortgage loans, net	(1,546)	(1,399)
Gain on sale of SBA loans held for sale, net	(1,299)	(954)
BOLI income	(852)	(636)
Net change in other assets and liabilities	4,438	1,210
Net cash provided by operating activities	46,909	42,669
INVESTING ACTIVITIES:
Purchases of securities held to maturity	(100)	(26,748)
Purchase of equity securities	(126)	(2,539)
Purchases of securities available for sale	(650)	(49,349)
Proceeds from sale of (purchases of) FHLB stock, at cost	629	(15,514)
Maturities and principal payments on debt securities held to maturity	—	5,339
Maturities and principal payments on debt securities available for sale	4,286	4,514
Proceeds from sales of equity securities	2,166	—
Net decrease in SBA PPP loans	3,682	41,955
Net increase in loans	(69,177)	(497,927)
Proceeds from BOLI	2,398	468
Purchases of premises and equipment, net	(955)	(1,482)
Net cash used in investing activities	(57,847)	(541,283)
FINANCING ACTIVITIES:
Net increase in deposits	136,612	28,647
(Repayments of) proceeds from short-term borrowings, net	(66,000)	343,000
Proceeds from long-term borrowings, net	39,438	—
Proceeds from exercise of stock options, net of withheld taxes	1,284	1,357
Cash dividends on common stock	(4,721)	(4,373)
Purchase of treasury stock	(15,692)	(42)
Net cash provided by financing activities	90,921	368,589
Increase (decrease) in cash and cash equivalents	79,983	(130,025)
Cash and cash equivalents, beginning of period	114,793	244,818
Cash and cash equivalents, end of period	$194,776	$114,793
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$47,264	$10,069
Income taxes paid	13,216	13,929
Noncash investing activities:
Establishment of lease liability and right-of-use asset, net of terminations	—	1,238
Capitalization of servicing rights	576	152
Transfer of loans to OREO	251	—

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

Unity Bancorp, Inc. is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, the Bank, is chartered by the New Jersey Department of Banking and Insurance. The Bank provides a full range of commercial and retail banking services through twenty-one branch offices located in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration (“SBA”) and other commercial credits.

Unity Investment Services, Inc. is a wholly-owned subsidiary of Unity Bank and is used to hold and administer part of the Bank’s investment portfolio. Unity Investment Services, Inc. has one subsidiary, Unity Delaware Investment 2, Inc., which has one subsidiary, Unity NJ REIT, Inc., which was formed in 2013 to hold real estate related loans.

The Company has a wholly-owned subsidiary: Unity (NJ) Statutory Trust II. For additional information on Unity (NJ) Statutory Trust II, see Note 7 to the Consolidated Financial Statements. In 2023, the Company dissolved Unity Risk Management, Inc. which was the Company’s captive insurance company that insured risks to the Bank not insured by the traditional commercial insurance market.

Use of Estimates in the Preparation of Financial Statements

In preparing the consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Balance Sheet and Income Statement for the periods indicated. Amounts requiring the use of significant estimates include the allowance for credit losses, valuation of deferred tax and servicing assets, the valuation of securities and the determination of impairment for securities and fair value disclosures. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits.

Restrictions on Cash

In addition, the Company’s contract with its current electronic funds transfer (“EFT”) provider requires a predetermined balance be maintained in a settlement account controlled by the provider equal to the Company’s average daily net settlement position multiplied by four days. The required balance was $262 thousand as of December 31, 2023 and 2022, respectively. This balance can be adjusted periodically to reflect actual transaction volume and seasonal factors.

Securities

The Company classifies its securities into three categories, debt securities available for sale, debt securities held to maturity and equity securities with readily determinable fair values ("equity securities").

Debt securities that are classified as available for sale are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations and are reported as other comprehensive income, a separate component of shareholders’ equity, net of taxes. Debt securities classified as available for sale include debt securities that may be sold in response to changes in interest rates, changes in prepayment risks, for asset/liability management purposes or liquidity needs. The cost of debt securities sold is determined on a specific identification basis. Gains and losses on sales of debt securities are recognized in the Consolidated Statements of Income on a trade date basis.

Debt securities are classified as held to maturity based on management’s intent and ability to hold them to maturity. Such debt securities are stated at cost, adjusted for unamortized purchase premiums and discounts.

For debt securities, purchase discounts are amortized using the interest method over the stated terms of the securities, where purchase premiums are amortized through the earliest call date.

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

Allowance for Credit Losses - Securities

The Company has a process in place to identify debt securities that could potentially incur credit impairment. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. Management evaluates securities for impairment at least on a quarterly basis and more frequently when economic or market concern warrants such evaluation. This evaluation considers relevant facts and circumstances in evaluating whether there is credit or interest rate-related impairment of a security.

The CECL standard requires credit losses on both held to maturity and available for sale securities to be recognized through a valuation allowance, ACL, instead of as a direct write-down to the amortized cost basis of the security. Management assesses its intent to sell and whether it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses.  For debt securities that are considered impaired where management has no intent to sell and the Company has no requirement to sell prior to recovery of its amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings as provision expense and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income. For debt securities where management has the intent to sell, the amount of the impairment is reflected in earnings as realized losses.

The present value of expected future cash flows is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interests and loss severity. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies for AFS and HTM securities. These securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies and have a long history of no credit losses.

The Company considers a debt security to be past due in terms of payment based on its contractual terms. As debt security may be placed on nonaccrual, with interest no longer recognized, when collectability of principal or interest is doubtful. As of December 31,2023, there were no nonaccrual or past due held-to-maturity and available for sale debt securities.

The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies for available for sale and held to maturity debt securities. These securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies and have a long history of no credit losses.

A security may be partially or fully charged off against the allowance if it is determined to be uncollectible. Recoveries of previously charged-off available for sale securities are recognized when received, while recoveries on held to maturity securities are recognized when expected.

For additional information on the allowance for credit losses, see Note 4 to the Consolidated Financial Statements.

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

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of certain SBA loans, other than loans originated under the Paycheck Protection Program, that the Company has elected to hold for sale and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan. The Company may sell the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

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

Loans Held for Investment

Loans held for investment are stated at the unpaid principal balance, net of unearned discounts, deferred loan origination fees and costs and net charge-offs. In accordance with the level yield method, loan origination fees, net of direct loan origination costs, are deferred and recognized over the estimated life of the related loans as an adjustment to the loan yield. Interest is credited to operations primarily based upon the principal balance outstanding.

Loans are reported as past due when either interest or principal is unpaid in the following circumstances: fixed payment loans when the borrower is in arrears for two or more monthly payments; open end credit for two or more billing cycles; and single payment notes if interest or principal remains unpaid for 30 days or more.

Nonperforming loans consist of loans that are not accruing interest as a result of principal or interest being delinquent for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt (nonaccrual loans). When a loan is classified as nonaccrual, interest accruals are discontinued and all past due interest previously recognized as income is reversed and charged against current period earnings. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans may be returned to an accrual status when the ability to collect is reasonably assured or when the loan is brought current as to principal and interest.

Loans are charged off when collection is sufficiently questionable and when the Company can no longer justify maintaining the loan as an asset on the balance sheet. Loans qualify for charge-off when, after thorough analysis, all possible sources of repayment are insufficient. These include: 1) potential future cash flows, 2) value of collateral, and/or 3) strength of co-makers and guarantors. All unsecured loans are charged off upon the establishment of the loan’s nonaccrual status. Additionally, all loans classified as a loss or that portion of the loan classified as a loss is charged off, subject to government guarantee. All loan charge-offs are approved by executive management and the Board of Directors.

For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Allowance for Credit Losses for Loans and Reserve for Unfunded Loan Commitments

Effective January 1, 2023, the Company adopted the provisions of ASC 326 and modified its accounting policy for the allowance for credit losses on loans. The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses.

The allowance for credit losses is reported separately as a contra-asset on the Consolidated Balance Sheet. The expected credit losses for unfunded lending commitments and unfunded loan commitments is reported on the Consolidated Balance Sheet in other liabilities.

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off or expected to be charged off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include SBA, Commercial, Residential mortgage, Consumer and Residential construction. The Commercial segment is further bifurcated into SBA 504, Commercial & industrial, Commercial real estate and Commercial real estate construction. The Consumer segment is further bifurcated into Home equity and Consumer other. For most segments the Company calculates estimated credit losses using a weighted average remaining maturity methodology.

The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, after four quarters, on a straight-line basis, to the historical average economic variables. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations and the volume and severity of past due loans and non-accrual loans.

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will charge off the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in other liabilities on the Consolidated Balance Sheet.

Prior to January 1, 2023

As further noted in the New Accounting Pronouncements Adopted in 2023 section, on January 1, 2023, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (or CECL) methodology.

Prior to the adoption of ASC 326, the ACL on loans and leases was maintained at a level that the Company believed was adequate to provide for probable loan losses as of the balance sheet date. The level of the allowance was based on management’s evaluation of probable losses in the loan portfolio, after consideration of prevailing economic conditions in the Company’s market area, the volume and composition of the loan portfolio and historical loan loss experience. The allowance for loan losses consists of specific reserves for individually impaired credits, reserves for nonimpaired loans based on historical loss factors adjusted for general economic factors and other qualitative risk factors such as changes in delinquency trends, industry concentrations or local/national economic trends. This risk assessment process was performed at least quarterly and, as adjustments become necessary, they were realized in the periods in which they become known.

For additional information on the allowance for credit losses and reserve for unfunded loan commitments, see Note 4 to the Consolidated Financial Statements.

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

Bank Owned Life Insurance

The Company purchased life insurance policies on certain members of management. Bank owned life insurance is recorded at its cash surrender value or the amount that can be realized and the appreciation and death benefits from Bank owned life insurance are not subject to income tax.

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

Other Real Estate Owned

Other real estate owned (“OREO”) is recorded at the fair value, less estimated costs to sell at the date of acquisition, with a charge to the allowance for credit losses for any excess of the loan carrying value over such amount. Subsequently, OREO is carried at the lower of cost or fair value, as determined by current appraisals. Certain costs that increase the value or extend the useful life in preparing properties for sale are capitalized to the extent that the appraisal amount exceeds the carrying value and expenses of holding foreclosed properties are charged to operations as incurred.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a qualitative assessment, management determined that the Company’s recorded goodwill totaling $1.5 million, which resulted from the 2005 acquisition of its Phillipsburg, New Jersey branch, is not impaired as of December 31, 2023.

Reclassification

Certain reclassifications have been made in the consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on net income or stockholders’ equity as previously reported.

Appraisals

All appraisals must be performed in accordance with the Uniform Standards of Professional Appraisal Practice (“USPAP”). Appraisals are certified to the Company and performed by appraisers on the Company’s approved list of appraisers. Evaluations are completed by a person independent of Company management. The content of the appraisal depends on the complexity and location of the property.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of the change in unrealized gains (losses) on securities available for sale and derivative related items that were reported as a component of shareholders’ equity, net of tax.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in its income statements as components of non-interest income are as follows:

●	Branch fee income - these represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.
●	Other non-interest income primarily includes items such as letter of credit fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.

Recent Accounting Pronouncements

ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. Under ASU 2023-07, public entities must disclose significant expense categories and amounts for each reportable segment, where significant expense categories are defined as those that are regularly reported to an entity’s chief operating decision-maker and included in a segment’s reported measures of profit or loss. Additionally, public entities must disclose the amount of other segment items and a description of its composition.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. As the Company has only one reportable segment, ASU 2023-07is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” requires entities to improve the transparency of certain income tax related disclosures, including the rate reconciliation and taxes paid disclosures. This ASU is effective for public business entities for the annual periods beginning after December 15, 2024. ASU 2023-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

New Accounting Guidance Adopted in 2023

ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” amends the accounting guidance regarding the impairment of financial instruments. The FASB issued this guidance to replace the incurred loss impairment methodology with a new current expected credit loss (“CECL”) model. Under the new guidance, the Company will be required to measure expected credit losses by utilizing forward-looking information to assess its allowance for credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loans and held to maturity debt securities. CECL also applies to certain off-balance sheet exposures.

The Company adopted the new CECL accounting guidance effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company established a governance structure to implement the CECL accounting guidance and developed a methodology and set of models to be used upon adoption. At December 31, 2022, the Company’s loan portfolio totaled, $2.1 billion with a corresponding allowance for loan losses  of $25.2 million under then-current GAAP. Based on the Company’s day one CECL model results that it performed alongside the then-current process, the Company saw adoption of the new guidance resulting in an increase to the allowance for credit losses, including the reserve for off-balance sheet credit exposure (recorded in other liabilities) of $0.9 million.

For other assets within the scope of the new CECL accounting guidance, such as held to maturity debt securities and other receivables, management determined that the impact from adoption was inconsequential.

ASU 2022-01, “Derivatives and Hedging (Topic 815)”: ASU 2022-01 was issued to clarify the guidance in ACS 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 was effective January 1, 2023 and did not have a significant impact on the Company’s consolidated financial statements.

ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326)”: eliminates the guidance on troubled debt restructurings (“TDRs”) and requires entities to evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. ASU 2022-02 requires that entities disclose if they result in a new loan or a continuation of the existing loan. ASU 2022-02 also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. The Company saw inconsequential impact of the adoption of ASU 2022-02 on its consolidated financial statements and the accompanying footnotes disclose the new requirements.

2.    Securities

This table provides the major components of debt securities available for sale (“AFS”), held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities") at amortized cost and estimated fair value at December 31, 2023 and December 31, 2022:

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for	Estimated
(In thousands)	cost	gains	losses	credit losses	fair value
Available for sale:
U.S. Government sponsored entities	$16,490	$—	$(457)	$—	$16,033
State and political subdivisions	388	—	(28)	—	360
Residential mortgage-backed securities	15,473	30	(1,426)	—	14,077
Corporate and other securities	65,203	251	(2,876)	(1,283)	61,295
Total debt securities available for sale	$97,554	$281	$(4,787)	$(1,283)	$91,765
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,419)	$—	$23,581
State and political subdivisions	1,272	90	—	—	1,362
Residential mortgage-backed securities	6,850	—	(2,137)	—	4,713
Total debt securities held to maturity	$36,122	$90	$(6,556)	$—	$29,656
Equity securities:
Total equity securities	$9,050	$99	$(1,347)	$—	$7,802

	December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$16,961	$—	$(656)	$16,305
State and political subdivisions	635	—	(22)	613
Residential mortgage-backed securities	17,097	32	(1,654)	15,475
Corporate and other securities	66,495	106	(3,601)	63,000
Total debt securities available for sale	$101,188	$138	$(5,933)	$95,393
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(5,310)	$22,690
State and political subdivisions	1,115	67	—	1,182
Residential mortgage-backed securities	6,645	—	(1,939)	4,706
Total debt securities held to maturity	$35,760	$67	$(7,249)	$28,578
Equity securities:
Total equity securities	$10,703	$356	$(1,266)	$9,793

For the year ended December 31, 2023, the provision for credit loss on AFS debt securities was $1.3 million, compared to no provision for the year ended December 31, 2022.

The following table summarizes the amortized cost of held to maturity debt securities by external credit rating at December 31, 2023 and 2022:

			Non-investment
(In thousands)	AAA/AA/A rated	BBB rated	grade rated	Non-rated	Total
December 31, 2023
U.S. Government sponsored entities	$28,000	$—	$—	$—	$28,000
State and political subdivisions	1,172	—	—	100	1,272
Residential mortgage-backed securities	6,850	—	—	—	6,850
Total	$36,022	$—	$—	$100	$36,122
December 31, 2022
U.S. Government sponsored entities	$28,000	$—	$—	$—	$28,000
State and political subdivisions	1,115	—	—	—	1,115
Residential mortgage-backed securities	6,645	—	—	—	6,645
Total	$35,760	$—	$—	$—	$35,760

This table provides the remaining contractual maturities within the investment portfolios. The carrying value of securities at December 31, 2023 is distributed by contractual maturity. Securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Amortized	Fair
(In thousands)	cost	value
Available for sale, at fair value:
Due in one year	$1,490	$1,478
Due after one year through five years	33,779	31,509
Due after five years through ten years	7,980	7,262
Due after ten years	38,832	37,439
Residential mortgage-backed securities	15,473	14,077
Total	$97,554	$91,765
Held to maturity, at amortized cost:
Due in one year	$100	$100
Due after one year through five years	—	—
Due after five years through ten years	3,000	2,920
Due after ten years	26,172	21,923
Residential mortgage-backed securities	6,850	4,713
Total	$36,122	$29,656

The number of securities in an unrealized loss position as of December 31, 2023 totaled 98, compared to 102 at December 31, 2022. This decrease is primarily due to market interest rate fluctuations.

As of December 31, 2023, the company had accrued interest receivable of $1.5 million relating to debt securities, compared to $1.0 million at December 31, 2022.

At the year-end 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The fair value of securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022 are as follows:

	December 31, 2023
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$16,033	$(457)	$16,033	$(457)
State and political subdivisions	—	—	360	(28)	360	(28)
Residential mortgage-backed securities	—	—	13,949	(1,426)	13,949	(1,426)
Corporate and other securities	—	—	54,827	(2,876)	54,827	(2,876)
Total temporarily impaired securities	$—	$—	$85,169	$(4,787)	$85,169	$(4,787)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,581	$(4,419)	$23,581	$(4,419)
Residential mortgage-backed securities	—	—	4,713	(2,137)	4,713	(2,137)
Total temporarily impaired securities	$—	$—	$28,294	$(6,556)	$28,294	$(6,556)

	December 31, 2022
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$15,817	$(622)	$1,432	$(34)	$17,249	$(656)
State and political subdivisions	160	(5)	253	(17)	413	(22)
Residential mortgage-backed securities	14,023	(1,448)	1,311	(206)	15,334	(1,654)
Corporate and other securities	23,445	(966)	31,948	(2,635)	55,393	(3,601)
Total temporarily impaired securities	$53,445	$(3,041)	$34,944	$(2,892)	$88,389	$(5,933)
Held to maturity:
U.S. Government sponsored entities	$15,659	$(2,341)	$7,031	$(2,969)	$22,690	$(5,310)
Residential mortgage-backed securities	4,707	(1,939)	—	—	4,707	(1,939)
Total temporarily impaired securities	$20,366	$(4,280)	$7,031	$(2,969)	$27,397	$(7,249)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations.

Realized Gains and Losses

There were no available for sale or held to maturity gross realized gains or losses relating to sales in 2023 or 2022.

Pledged Securities

Securities with a carrying value of $9.7 million and $0.8 million at December 31, 2023 and December 31, 2022, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law.

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

The following is a summary of the gains and losses recognized in net income on equity securities for the past two years:

	For the year ended December 31,
(In thousands)	2023	2022
Net unrealized losses recognized during the period on equity securities	$(338)	$(1,313)
Net gains recognized during the period on equity securities sold during the period	345	—
Gains (losses) recognized during the reporting period on equity securities	$7	$(1,313)

3.    Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for credit losses for the past two years:

(In thousands)	December 31, 2023	December 31, 2022
SBA loans held for investment	$38,584	$38,468
SBA PPP loans	2,318	5,908
Commercial loans
SBA 504 loans	33,669	35,077
Commercial & industrial	128,402	117,566
Commercial real estate	986,230	903,126
Commercial real estate construction	129,159	131,774
Residential mortgage loans	631,506	605,091
Consumer loans
Home equity	67,037	68,310
Consumer other	5,639	9,854
Residential construction loans	131,277	163,457
Total loans held for investment	$2,153,821	$2,078,631
SBA loans held for sale	18,242	27,928
Total loans	$2,172,063	$2,106,559

Loans are made to individuals and commercial entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type. A description of the Company’s different loan segments follows:

SBA Loans:  SBA 7(a) loans, on which the SBA has historically provided guarantees of up to 90 percent of the principal balance, are considered a higher risk loan product for the Company than its other loan products. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the nonguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, business acquisitions, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses’ major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

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

Loss:  These loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Once a borrower is deemed incapable of repayment of unsecured debt, the loan is termed a “Loss” and charged off immediately, subject to government guarantee.

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

The following table shows the internal loan classification risk by loan portfolio classification by origination year as of December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year

(In thousands)	2023	2022	2021	2020	2019	2018 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$1,938	$5,339	$4,723	$6,083	$2,634	$10,996	$-	$31,713
Special Mention	-	1,765	356	510	-	31	-	2,662
Substandard	-	1,256	2,186	190	-	577	-	4,209
Total SBA loans held for investment	$1,938	$8,360	$7,265	$6,783	$2,634	$11,604	$-	$38,584
SBA loans held for investment
Current-period gross writeoffs	$-	$100	$-	$-	$113	$-	$-	$213

SBA PPP loans
Risk Rating:
Pass	$-	$-	$2,318	$-	$-	$-	$-	$2,318
Total SBA PPP loans	$-	$-	$2,318	$-	$-	$-	$-	$2,318

Commercial loans
Risk Rating:
Pass	$139,622	$343,755	$181,419	$128,165	$101,274	$271,469	$96,988	$1,262,692
Special Mention	-	-	1,815	-	1,570	7,423	395	11,203
Substandard	-	-	59	14	288	3,204	-	3,565
Total commercial loans	$139,622	$343,755	$183,293	$128,179	$103,132	$282,096	$97,383	$1,277,460
Commercial loans
Current-period gross writeoffs	$-	$-	$150	$-	$350	$252	$-	$752

Residential mortgage loans
Risk Rating:
Performing	$102,892	$253,919	$72,586	$51,999	$30,482	$109,302	$-	$621,180
Nonperforming	-	2,964	2,714	1,054	945	2,649	-	10,326
Total residential mortgage loans	$102,892	$256,883	$75,300	$53,053	$31,427	$111,951	$-	$631,506
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$25	$-	$-	$68	$-	$93

Consumer loans
Risk Rating:
Performing	$3,428	$4,777	$3,681	$670	$2,481	$7,507	$49,751	$72,295
Nonperforming	-	-	-	125	-	256	-	381
Total consumer loans	$3,428	$4,777	$3,681	$795	$2,481	$7,763	$49,751	$72,676
Consumer loans
Current-period gross writeoffs	$-	$26	$552	$-	$-	$-	$-	$578

Residential construction loans
Risk Rating:
Performing	$28,827	$72,257	$25,395	$1,418	$491	$748	$-	$129,136
Nonperforming	-	-	-	547	-	1,594	-	2,141
Total residential construction loans	$28,827	$72,257	$25,395	$1,965	$491	$2,342	$-	$131,277
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$600	$400	$1,000

Total loans held for investment	$276,707	$686,031	$297,252	$190,775	$140,165	$415,756	$147,134	$2,153,821

The tables below detail the Company’s loan portfolio by class according to their credit quality indicators discussed in the paragraphs above as of December 31, 2022:

	December 31, 2022
	SBA & Commercial loans - Internal risk ratings
(In thousands)	Pass	Special mention	Substandard	Total
SBA loans held for investment	$37,163	$558	$747	$38,468
SBA PPP loans	5,908	—	—	5,908
Commercial loans
SBA 504 loans	35,077	—	—	35,077
Commercial & industrial	110,107	6,220	1,239	117,566
Commercial real estate	894,110	6,228	2,788	903,126
Commercial real estate construction	131,774	—	—	131,774
Total commercial loans	1,171,068	12,448	4,027	1,187,543
Total commercial loans and SBA loans held for investment	$1,214,139	$13,006	$4,774	$1,231,919

		Residential mortgage, Consumer & Residential construction loans - Performing/Nonperforming
(In thousands)		Performing	Nonperforming	Total
Residential mortgage loans		$601,730	$3,361	$605,091
Consumer loans
Home equity		68,310	—	68,310
Consumer other		9,854	—	9,854
Total consumer loans		78,164	—	78,164
Residential construction loans		160,025	3,432	163,457
Total residential mortgage, consumer and residential construction loans		$839,919	$6,793	$846,712

Nonaccrual and Past Due Loans

Nonaccrual loans consist of loans that are not accruing interest as a result of principal or interest being delinquent for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. When a loan is classified as nonaccrual, interest accruals are discontinued and all past due interest previously recognized as income is reversed and charged against current period earnings. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans may be returned to an accrual status when the ability to collect is reasonably assured or when the loan is brought current as to principal and interest. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The Company values its collateral through the use of appraisals, broker price opinions and knowledge of its local market.

The following tables set forth an aging analysis of past due and nonaccrual loans as of December 31, 2023 and December 31, 2022:

	December 31, 2023
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due (1)	Current	Total loans
SBA loans held for investment	$551	$185	$—	$3,444	$4,180	$34,404	$38,584
Commercial loans
SBA 504 loans	—	—	—	—	—	33,669	33,669
Commercial & industrial	288	78	—	283	649	127,753	128,402
Commercial real estate	1,732	—	—	1,665	3,397	982,833	986,230
Commercial real estate construction	—	—	—	—	—	129,159	129,159
Residential mortgage loans	8,719	1,378	946	10,326	21,369	610,137	631,506
Consumer loans
Home equity	14	—	—	381	395	66,642	67,037
Consumer other	28	55	—	—	83	5,556	5,639
Residential construction loans	2,580	—	—	2,141	4,721	126,556	131,277
Total loans held for investment	13,912	1,696	946	18,240	34,794	2,116,709	2,151,503
SBA loans held for sale	—	—	—	—	—	18,242	18,242
Total loans, excluding SBA PPP	$13,912	$1,696	$946	$18,240	$34,794	$2,134,951	$2,169,745

(1)	At December 31, 2023, the Company had no SBA PPP loans past due.

	December 31, 2022
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due (2)	Current	Total loans
SBA loans held for investment	$—	$576	$—	$690	$1,266	$37,202	$38,468
Commercial loans
SBA 504 loans	—	—	—	—	—	35,077	35,077
Commercial & industrial	198	300	—	777	1,275	116,291	117,566
Commercial real estate	22	188	—	805	1,015	902,111	903,126
Commercial real estate construction	—	—	—	—	—	131,774	131,774
Residential mortgage loans	—	982	—	3,361	4,343	600,748	605,091
Consumer loans
Home equity	—	—	—	—	—	68,310	68,310
Consumer other	18	7	—	—	25	9,829	9,854
Residential construction loans	—	—	—	3,432	3,432	160,025	163,457
Total loans held for investment	238	2,053	—	9,065	11,356	2,061,367	2,072,723
SBA loans held for sale	2,195	—	—	—	2,195	25,733	27,928
Total loans, excluding SBA PPP	$2,433	$2,053	$—	$9,065	$13,551	$2,087,100	$2,100,651

(2)	At December 31, 2022, the Company had $1.4 million of SBA PPP loans past due.

As of December 31, 2023, the company had accrued interest receivable of $11.7 million relating to loans receivable.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s CECL evaluation with the associated allowance amount, if applicable, as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,264	$2,186	$—
Commercial loans
Commercial real estate	2,734	1,607	—
Total commercial loans	2,734	1,607	—
Residential mortgage loans	7,146	7,121	—
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans with no related allowance	15,291	13,443	—

With an allowance:
SBA loans held for investment	1,383	1,258	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	209	58	58
Total commercial loans	847	341	341
Residential mortgage loans	4,182	4,151	306
Total individually evaluated loans with a related allowance	6,412	5,750	995

Total individually evaluated loans:
SBA loans held for investment	3,647	3,444	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	2,943	1,665	58
Total commercial loans	3,581	1,948	341
Residential mortgage loans	11,328	11,272	306
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans	$21,703	$19,193	$995

	December 31, 2022
	Unpaid		Allowance for
	principal	Recorded	Loan Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$687	$399	$—
Commercial loans
Commercial & industrial	10	10	—
Commercial real estate	3,169	2,219	—
Total commercial loans	3,179	2,229	—
Residential mortgage loans	2,054	2,022	—
Total impaired loans with no related allowance	5,920	4,650	—

With an allowance:
SBA loans held for investment	316	291	115
Commercial loans
Commercial & industrial	2,022	872	516
Total commercial loans	2,022	872	516
Residential mortgage loans	1,345	1,339	36
Residential construction loans	3,432	3,432	1,112
Total impaired loans with a related allowance	7,115	5,934	1,779

Total impaired loans:
SBA loans held for investment	1,003	690	115
Commercial loans
Commercial & industrial	2,032	882	516
Commercial real estate	3,169	2,219	—
Total commercial loans	5,201	3,101	516
Residential mortgage loans	3,399	3,361	36
Residential construction loans	3,432	3,432	1,112
Total impaired loans	$13,035	$10,584	$1,779

The Company did not recognize interest income on nonaccrual loans for the year ended December 31, 2023 and recognized $371 thousand for the year ended December 31, 2022.

Other Loan Information

Servicing Assets:

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party investors, amounted to approximately $99.0 million and $85.8 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the carrying value of servicing assets was $0.9 million and $0.7 million, respectively, and is included in Other assets. A summary of the changes in the related servicing assets for the past two years follows:

	For the years ended December 31,
(In thousands)	2023	2022
Balance, beginning of year	$691	$1,013
Servicing assets capitalized	576	152
Amortization of expense, net	(386)	(474)
Balance, end of year	$881	$691

In addition, the Company had a $600 thousand and $641 thousand in discounts related to the retained portion of unsold SBA loans at December 31, 2023 and 2022, respectively. These discounts are amortized to income over the same period of the balance of the loans sold.

Officer and Director Loans:

In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)	December 31, 2023	December 31, 2022
Balance, beginning of year	$8,124	$11,502
New loans and advances	788	—
Loan repayments	(953)	(784)
Loans removed	(65)	(2,594)
Balance, end of year	$7,894	$8,124

Loan Portfolio Collateral:

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2023 and December 31, 2022, approximately 96% of the Company’s loan portfolio was secured by real estate.

Modifications

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a weighted-average remaining maturity model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted (numbers in thousands) at December 31, 2023:

	Principal	Payment	Term
(In thousands)	Forgiveness	Delay	Extension
SBA loans held for investment	$9	$—	$—
Commercial loans
Commercial & industrial	—	—	835
Commercial real estate	—	1,290	732
Consumer loans
Home equity	—	—	103
Balance, end of year	$9	$1,290	$1,670

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. No loans that were modified during the year ended December 31, 2023 had a payment default during the period and all loans were current as of December 31, 2023.

4.    Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

Allowance for Credit Losses

The Company has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the loan portfolio. At a minimum, the adequacy of the allowance for credit losses is reviewed by management on a quarterly basis. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. For purposes of determining the allowance for credit losses, the Company has segmented the loans in its portfolio by loan type. Loans are segmented into the following pools: SBA, commercial, residential mortgages, consumer and residential construction loans. Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan. Commercial loans are divided into the following four classes: commercial real estate, commercial real estate construction, commercial & industrial and SBA 504. Consumer loans are divided into two classes as follows: home equity and other.

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are evaluated for individually evaluated loans. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. Within the historical net charge-off rate, the Company weights the data dating back to 2015 on a straight line basis and projects the losses on a weighted average remaining maturity basis for each segment. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics. The Company also elected an economic overlay as part of its methodology which incorporates the probability of recession based upon the Federal Reserve NYFYPROB Index.

●	For SBA 7(a) and commercial loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The loan grading system incorporates reviews of the financial performance of the borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. It also incorporates analysis of the type of collateral and the relative loan to value ratio.

●	For residential mortgage, consumer and residential construction loans, the estimate of loss is based on pools of loans with similar characteristics. Factors such as delinquency status and type of collateral are evaluated. Factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the past two years:

	For the year ended December 31, 2023
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$875	$15,254	$5,450	$990	$2,627	$25,196
Impact of adoption of ASU 2016-13 ("CECL")	163	171	376	101	36	847
Charge-offs	(213)	(752)	(93)	(578)	(1,000)	(2,636)
Recoveries	20	400	—	84	111	615
Net charge-offs	(193)	(352)	(93)	(494)	(889)	(2,021)
Provision for (credit to) credit losses charged to expense	376	803	796	425	(568)	1,832
Balance, end of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854

	For the year ended December 31, 2022
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,074	$15,053	$4,114	$671	$1,390	$22,302
Charge-offs	(59)	(1,000)	—	(398)	—	(1,457)
Recoveries	33	109	3	47	—	192
Net (charge-offs) recoveries	(26)	(891)	3	(351)	—	(1,265)
(Credit to) provision for loan losses charged to expense	(173)	1,092	1,333	670	1,237	4,159
Balance, end of period	$875	$15,254	$5,450	$990	$2,627	$25,196

The following tables present loans and related allowance for credit losses, by portfolio segment, as of December 31st for the past two years:

	December 31, 2023
	SBA, Held				Residential
(In thousands)	for Investment	Commercial	Residential	Consumer	Construction	Total
Allowance for credit losses ending balance:
Individually evaluated for impairment	$348	$341	$306	$—	$—	$995
Collectively evaluated for impairment	873	15,535	6,223	1,022	1,206	24,859
Total	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Loan ending balances:
Individually evaluated for impairment	$3,444	$1,948	$11,272	$388	$2,141	$19,193
Collectively evaluated for impairment	37,458	1,275,512	620,234	72,288	129,136	2,134,628
Total loans held for investment	$40,902	$1,277,460	$631,506	$72,676	$131,277	$2,153,821

	December 31, 2022

					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$115	$516	$36	$—	$1,112	$1,779
Collectively evaluated for impairment	760	14,738	5,414	990	1,515	23,417
Total	$875	$15,254	$5,450	$990	$2,627	$25,196
Loan ending balances:
Individually evaluated for impairment	$690	$3,101	$3,361	$—	$3,432	$10,584
Collectively evaluated for impairment	71,614	1,184,442	601,730	78,164	160,025	2,095,975
Total	$72,304	$1,187,543	$605,091	$78,164	$163,457	$2,106,559

The Company allocated an additional reserve for loans with a substandard rating, not otherwise considered for specific reserves. At December 31, 2023 and 2022, all loans individually evaluated for credit losses were secured by residential and commercial real estate.

The provision for credit losses for loans decreased $2.4 million for the year ended 2023 primarily due to slower loan growth, as well as management's view of current economic conditions.

Reserve for Unfunded Loan Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in Other liabilities on the Consolidated Balance Sheet. At December 31, 2023, a $0.6 million commitment reserve was reported, compared to a $0.5 million commitment reserve at December 31, 2022.

Reserve for AFS Debt Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in “Debt securities available for sale” on the balance sheet. At December 31, 2023, a $1.3 million reserve was reported, compared to none at December 31, 2022.

5.    Premises and Equipment

The detail of premises and equipment as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2023	December 31, 2022
Land and buildings	$24,582	$24,547
Furniture, fixtures and equipment	13,322	12,540
Leasehold improvements	3,205	3,108
Gross premises and equipment	41,109	40,195
Less: Accumulated depreciation	(21,542)	(20,193)
Net premises and equipment	$19,567	$20,002

Amounts charged to noninterest expense for depreciation of premises and equipment amounted to $1.4 million in 2023 and 2022, respectively.

6.    Deposits

The following table details the maturity distribution of time deposits as of December 31st for the past two years:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2023:
Less than $250,000	$157,742	$140,052	$104,619	$88,311	$490,724
$250,000 or more	21,649	63,783	36,830	13,078	135,340
At December 31, 2022:
Less than $250,000	$134,611	$39,583	$35,208	$148,554	$357,956
$250,000 or more	3,528	19,787	16,509	27,520	67,344

The following table presents the expected maturities of time deposits over the next five years:

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Balance maturing	$524,675	$71,703	$17,100	$11,007	$1,473	$106	$626,064

Time deposits with balances of $250 thousand or more totaled $135.3 million and $67.3 million at December 31, 2023 and 2022, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2023 and 2022 were $33.0 million and $27.8 million, respectively.

7.    Borrowed Funds, Subordinated Debentures and Derivatives

The following table presents the period-end and weighted average rate for borrowed funds and subordinated debentures as of the past two year end dates:

	2023		2022
(In thousands)	Amount	Rate	Amount	Rate
FHLB borrowings:
Non-overnight, fixed rate advances	$109,438	3.86%	$180,000	3.96%
Overnight advances	217,000	5.61	203,000	4.61
Puttable advances	30,000	3.91	—	—
Subordinated debentures:	$10,310	7.21%	$10,310	6.32%

The following table presents borrowed funds and subordinated debentures by maturity or call date over the next five years:

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
FHLB borrowings:
Non-overnight, fixed rate advances	$104,226	$212	$—	$—	$5,000	$—	$109,438
Overnight advances	217,000	—	—	—	—	—	217,000
Puttable advances	30,000	—	—	—	—	—	30,000
Subordinated debentures:	—	—	—	—	—	10,310	10,310
Total borrowings	$—	$—	$—	$—	$5,000	$10,310	$366,748

Subordinated Debentures

At December 31, 2023 and 2022, the Company was a party in the following subordinated debenture transactions:

●	On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. For 2023, the floating interest rate on the subordinated debentures is the three-month CME term SOFR plus 262 basis points and reprices quarterly. For 2022, the floating interest rate on the subordinated debentures was three-month LIBOR plus 159 basis points and repriced quarterly. The floating interest rate was 7.212% at December 31, 2023 and 6.319% at December 31, 2022.
●	In connection with the formation of the statutory business trust, the trust also issued $465 thousand of common equity securities to the Company, which together with the proceeds stated above were used to purchase the subordinated debentures, under the same terms and conditions. At December 31, 2023 and 2022, $310 thousand of the common equity securities remained.

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

Derivative Financial Instruments and Hedging Activities

Derivative Financial Instruments

The Company has derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s Consolidated Balance Sheet as Other assets or Other liabilities.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has variable rate debt as a source of funds for use in the Company’s lending and investment activities and for other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore hedges its variable interest rate payments. To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

At December 31, 2023, and 2022 the Company had no cash collateral pledged for these derivatives. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at December 31, 2023 and 2022, respectively is as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Notional amount	$20,000	$20,000
Fair value	$918	$1,537
Weighted average pay rate	0.83%	0.83%
Weighted average receive rate	5.27%	1.50%
Weighted average maturity in years	1.57	2.57
Number of contracts	1	1

During the twelve months ended December 31, 2023 the Company received variable rate SOFR payments from and paid fixed rates in accordance with its interest rate swap agreements. In 2022, the Company utilized LIBOR. The unrealized gains relating to interest rate swaps are recorded as a derivative asset and are included in Prepaid expenses and other assets in the Company’s Consolidated Balance Sheet. The unrealized losses are recorded as a derivative liability and are included in Accrued expenses and other liabilities. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents the net (losses) gains recorded in other comprehensive income and the Consolidated Financial statements relating to the cash flow derivative instruments at December 31, 2023 and 2022, respectively:

	For the years ended December 31,
(In thousands)	2023	2022
(Loss) gain recognized in OCI
Gross of tax	$(619)	$2,184
Net of tax	(450)	1,566
(Loss) gain reclassified from AOCI into net income
Gross of tax	(899)	1,055
Net of tax	(635)	754

8.  Leases and Commitments

Leases

Operating leases in which the Company is the lessee and the term is greater than 12 months, are recorded as right of use ("ROU") assets and lease liabilities, and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on the Bank’s Consolidated Balance Sheets. The Bank does not currently have any finance leases in which it is the lessee.

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

The Bank’s leases relate primarily to bank branches, office space and equipment with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then fair market rental rates. Extension options which are reasonably certain to be exercised are included in the calculation of the ROU asset and lease liability.

Certain real estate leases have lease payments that adjust based on annual changes in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

Operating lease ROU assets totaled $5.2 million at December 31, 2023, compared to $5.6 million at December 31, 2022.

As of December 31, 2023, operating lease liabilities totaled $5.3 million, compared to $5.6 million at December 31,

2022.

The table below summarizes the Company’s net lease cost:

	For the years ended December 31,
(In thousands)	2023	2022
Operating lease cost	$777	$724
Net lease cost	$777	$724

The table below summarizes the cash and non-cash activities associated with the Company’s leases:

	For the years ended December 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$742	$700
ROU assets obtained in exchange for new operating lease liabilities	$—	$1,749

As of December 31, 2023, the Company had no lease terminations. In 2022, the Company terminated one lease. This decreased both the ROU asset and lease liability by $0.5 million.

The table below summarizes other information related to the Company’s operating leases:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term in years	10.20	10.77
Weighted average discount rate	3.04%	3.21%

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	December 31, 2023
2024	$711
2025	703
2026	717
2027	673
2028	436
2029 and thereafter	2,831
Total lease payments	$6,071
Less: Interest	(734)
Present value of lease liabilities	$5,337

As of December 31, 2023 the Company had not entered into any material leases that have not yet commenced.

Commitments to Borrowers

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon the request of the borrower. The Company was committed to advance approximately $312.5 million to its borrowers as of December 31, 2023, compared to $514.8 million at December 31, 2022. At December 31, 2023, $149.3 million of these commitments expire within one year, compared to $177.7 million a year earlier. At December 31, 2023, the Company had $5.7 million in standby letters of credit, compared to $5.6 million at December 31, 2022. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments.

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

9.  Accumulated Other Comprehensive (Loss) Income

The following tables shows the changes in other comprehensive (loss) income for the past two years:

	For the year ended December 31, 2023
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) gains on	from cash flow	comprehensive
(In thousands)	securities	hedges	(loss) income
Balance, beginning of period	$(4,381)	$1,121	$(3,260)
Other comprehensive income (loss) before reclassifications	870	(1,085)	(215)
Less amounts reclassified from accumulated other comprehensive loss	(103)	(635)	(738)
Period change	973	(450)	523
Balance, end of period	$(3,408)	$671	$(2,737)

	For the year ended December 31, 2022
		Net unrealized	Accumulated
	Net unrealized	gains	other
	gains (losses) on	from cash flow	comprehensive
(In thousands)	securities	hedges	income (loss)
Balance, beginning of period	$29	$293	$322
Other comprehensive (loss) income before reclassifications	(5,447)	1,582	(3,865)
Less amounts reclassified from accumulated other comprehensive (loss) income	(1,037)	754	(283)
Period change	(4,410)	828	(3,582)
Balance, end of period	$(4,381)	$1,121	$(3,260)

10.  Shareholders’ Equity

Repurchase Plan

On April 27, 2023, the Board authorized a repurchase plan of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock. This plan is in addition to the previously approved repurchase plan, under which the Company was authorized to purchase up to 750 thousand outstanding shares of common stock. A total of 656 thousand shares were repurchased at an average price of $23.69 during 2023, of which 570 thousand shares were repurchased under the prior repurchase plan, leaving 414 thousand shares available for repurchase. A total of 1,572 shares were repurchased at an average price of $26.49 during 2022, leaving 570 thousand shares available for repurchase as of December 31, 2022. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of	Weighted	as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1, 2023 through March 31, 2023	337,945	$24.29	337,945	232,199
April 1, 2023 through June 30, 2023	225,000	22.82	225,000	507,199
July 1, 2023 through September 30, 2023	28,592	23.97	28,592	478,607
October 1, 2023 through December 31, 2023	64,860	23.43	64,860	413,747

11.  Income Taxes

The components of the provision for income taxes for the past two years are as follows:

	For the years ended December 31,
(In thousands)	2023	2022
Federal - current provision	$10,625	$10,354
Federal - deferred benefit	(285)	(1,103)
Total federal provision	10,340	9,251
State - current provision	2,750	3,815
State - deferred benefit	198	(102)
Total state provision	2,948	3,713
Total provision for income taxes	$13,288	$12,964

Reconciliation between the reported income tax provision and the amount computed by multiplying income before taxes by the statutory Federal income tax rate for the past two years is as follows:

	For the years ended December 31,
(In thousands, except percentages)	2023	2022
Federal income tax provision at statutory rate of 21%	$11,129	$10,798
(Decreases) increases resulting from:
Stock option and restricted stock	(52)	(297)
Bank owned life insurance	(179)	(134)
Tax-exempt income	(3)	(4)
Meals and entertainment	64	10
Captive insurance premium	(244)	(306)
State income taxes, net of federal benefit	2,329	2,933
Other	244	(36)
Provision for income taxes	$13,288	$12,964
Effective tax rate	25.1%	25.2%

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The components of the net deferred tax asset at December 31, 2023 and 2022 are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$6,940	$6,871
SERP	1,669	1,575
Stock-based compensation	1,070	1,133
Deferred compensation	1,329	1,183
Depreciation	674	648
Deferred loan fees and costs, net	—	408
Net unrealized securities losses	1,759	1,652
Commitment reserve	172	147
Net other deferred tax assets	698	154
Gross deferred tax assets	14,311	13,771
Deferred tax liabilities:
Goodwill	418	432
Prepaid insurance	—	478
Deferred servicing fees	74	47
REIT deferral	929	376
Bond accretion	49	30
Deferred loan fees and costs, net	35	—
Interest rate swaps	253	63
Gross deferred tax liabilities	1,758	1,426
Net deferred tax asset	$12,553	$12,345

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

Included as a component of deferred tax assets is an income tax expense (benefit) related to unrealized gains (losses) on securities available for sale and interest rate swaps. The after-tax component of each of these is included in other comprehensive income (loss) in shareholders’ equity. The after-tax component related to securities available for sale was an unrealized loss of $3.4 million in 2023, compared to unrealized loss of $4.4 million in 2022. The after tax component related to the interest rate swaps was an unrealized gain of $0.7 million for 2023, compared to an unrealized gain of $1.1 million for 2022.

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company accrued penalties related to income taxes during the year ended December 31, 2023 relating to prior tax years. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2022. The Company does not have an accrual for uncertain tax positions as of December 31, 2023 or 2022, as deductions taken or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2020 and thereafter are subject to future examination by tax authorities.

12.  Net Income per Share

The following is a reconciliation of the calculation of basic and diluted net income per share for the past two years:

	For the years ended December 31,
(In thousands, except per share amounts)	2023	2022
Net income	$39,707	$38,457
Weighted average common shares outstanding - Basic	10,207	10,508
Plus: Potential dilutive common stock equivalents	131	197
Weighted average common shares outstanding - Diluted	10,338	10,705
Net income per common share - Basic	$3.89	$3.66
Net income per common share - Diluted	3.84	3.59
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	1,364

13.  Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s and consolidated Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

The minimum capital level requirements include: (i) a Tier 1 leverage ratio of 4% (ii) common equity Tier 1 capital ratio of 4.5%; (iii) a Tier 1 capital ratio of 6%; and (iv) a total capital ratio of 8% for all institutions. The Bank and the consolidated Company are also required to maintain a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at December 31, 2023 and at December 31, 2022, as if the Company were subject to consolidated capital requirements. However, due to a Federal Reserve policy applicable to bank holding companies with less than $3 billion in consolidated assets, the Company is not subject to consolidated capital requirements:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2023
Total risk-based capital (to risk-weighted assets)
Consolidated	$298,293	14.43%	$165,370	8.00%	$206,712	10.00%
Bank	287,206	14.02	163,911	8.00	204,889	10.00
Common equity tier 1 (to risk-weighted assets)
Consolidated	262,454	12.70	93,020	4.50	134,363	6.50
Bank	261,584	12.76	92,200	4.50	133,178	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	272,454	13.18	124,027	6.00	165,370	8.00
Bank	261,584	12.76	122,934	6.00	163,911	8.00
Tier 1 capital (to average total assets)
Consolidated	272,454	11.14	97,800	4.00	122,250	5.00
Bank	261,584	10.74	97,355	4.00	121,693	5.00

As of December 31, 2022
	Company		Bank
CBLR (1)	10.88%			10.34%

(1)	The Bank elected to cease being subject to the CBLR effective December 31, 2023 and to report its capital ratios using standard regulatory measures.

14.  Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for 2023 and 2022 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2021	688,533	$17.56	6.6	$5,986,666
Options granted	—	—
Options exercised	(115,538)	14.70
Options forfeited	(13,496)	19.75
Options expired	—	—
Outstanding at December 31, 2022	559,499	$18.09	5.9	$5,168,740
Options granted	—	—
Options exercised	(87,701)	19.03
Options forfeited	(666)	18.64
Options expired	—	—
Outstanding at December 31, 2023	471,132	$17.92	4.9	$5,500,080
Exercisable at December 31, 2023	441,469	$17.83	4.8	$5,192,100

On May 5, 2023, the Company adopted the 2023 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan, along with the 2019 Equity Compensation Plan adopted on April 25, 2019, replaced all previously approved and established equity plans then currently in effect. As of December 31, 2023, 281,500 options and 267,900 shares of restricted stock have been awarded from the plans. In addition, 16,162 unvested options and 15,250 unvested shares of restricted stock were cancelled and returned to the plans, leaving 482,012 shares available for future grants.

There were no options granted during 2023 and 2022.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during 2023 and 2022:

	For the years ended December 31,
	2023	2022
Number of options exercised	87,701	115,538
Total intrinsic value of options exercised	$607,936	$1,614,421
Cash received from options exercised	1,669,237	1,698,357
Tax deduction realized from options	182,898	485,698

The following table summarizes information about stock options outstanding at December 31, 2023:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
Range of	Options	remaining contractual	average	Options	average
exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$7.25-16.51	127,423	3.2	$12.07	127,423	$12.07
16.52-19.26	114,498	5.6	18.02	101,168	18.09
19.27-20.88	127,411	5.6	20.33	111,078	20.30
20.89-22.57	101,800	5.5	22.09	101,800	22.09
Total	471,132	4.9	$17.92	441,469	$17.83

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the years ended December 31, 2023 and 2022 are detailed in the following table:

	For the years ended December 31,
	2023	2022
Compensation expense	$312	$567
Income tax benefit	90	164

As of December 31, 2023, unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Company’s stock option plans totaled approximately $33 thousand. That cost is expected to be recognized over a weighted average period of 0.2 years.

Restricted Stock Awards

Restricted stock is issued under the Company’s active Equity Compensation plans to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the year ended December 31, 2023:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2022	164,570	$24.77
Granted	58,500	22.93
Cancelled	(2,850)	26.70
Vested	(55,586)	23.66
Nonvested restricted stock at December 31, 2023	164,634	24.46

Restricted stock awards granted during the years ended December 31, 2023 and 2022 were as follows:

	For the years ended December 31,
	2023	2022
Number of shares granted	58,500	97,700
Average grant date fair value	$22.93	$27.48

Compensation expense related to the restricted stock for the years ended December 31, 2023 and 2022, is detailed in the following table:

	For the years ended December 31,
	2023	2022
Compensation expense	$1,439	$1,114
Income tax benefit	416	320

As of December 31, 2023, there was approximately $3.1 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.5 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the 401(k) plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the 401(k) plan. The Bank contributed $846 thousand and $790 thousand to the Plan in 2023 and 2022 respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan for Directors and eligible management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of management has the option to elect to defer up to 100 percent of their total compensation. Director and executive deferred compensation totaled $1.0 million in 2023 and $674 thousand in 2022, and the interest paid on deferred balances totaled $422 thousand in 2023 and $162 thousand in 2022. The deferred balances distributed totaled $724 thousand in 2023 and $14 thousand in 2022. The total deferred balances included in the Company’s Consolidated Balance Sheet was $4.8 million and $4.1 million as of December 31, 2023 and 2022, respectively.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and unfunded, non-qualified deferred retirement plans for certain other key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. The retirement benefit under the SERP is an amount equal to sixty percent (60%) of the average of the President and CEO’s base salary for the thirty-six (36) months immediately preceding the executive’s separation from service after age 66, adjusted annually thereafter by a percentage equal to the Consumer Price Index as reported by the U.S. Bureau of Labor Statistics for All Urban Consumers (CPI-U). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $7.3 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

The President and CEO commenced vesting in this retirement benefit on January 1, 2014, and it will vest an additional three percent (3%) each year until fully vested on January 1, 2024.

No contributions or payments have been made for the year 2023 or 2022. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the years ended December 31, 2023 and 2022:

	For the years ended December 31,
(In thousands)	2023	2022
Service cost	$224	$150
Interest cost	203	186
Amortization of prior service cost	—	—
Net periodic benefit cost	$427	$336

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the years ended December 31, 2023 and 2022:

	For the years ended December 31,
(In thousands)	2023	2022
Benefit obligation, beginning of year	$4,857	$4,521
Service cost	224	150
Interest cost	203	186
Benefit obligation, end of period	$5,284	$4,857

On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “EIRP”) with key executive officers other than the President and CEO. The EIRP has an effective date of January 1, 2015.

The EIRP is an unfunded, nonqualified deferred compensation plan. For any EIRP Year, a guaranteed annual Deferral Award percentage of seven and one half percent (7.5%) of the participant’s annual base salary shall be credited to each Participant’s Deferred Benefit Account. A discretionary annual Deferral Award equal to seven and one half percent (7.5%) of the participant’s annual base salary may be credited to the Participant’s account in addition to the guaranteed Deferral Award, if the Bank exceeds the benchmarks set forth in the Annual Executive Bonus Matrix. The total Deferral Award shall never exceed fifteen percent (15%) of the participant’s base salary for any given Plan Year. Each Participant shall be one hundred percent (100%) vested in all Deferral Awards as of the date they are awarded.

As of December 31, 2023, the Company had total expenses related to the EIRP of $132 thousand, compared to $142 thousand in 2022. The EIRP is reflected on the Company’s Consolidated Balance Sheet as Accrued expenses.

Certain members of senior management are also enrolled in a split-dollar life insurance plan with a post retirement death benefit of $250 thousand. Total expenses related to this plan were $5 thousand in 2023 and $22 thousand in 2022. Additionally, $55 thousand of prior period expense was reversed during 2022. This was related to adjustments made to the members of management participating in the plan.

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

As of December 31, 2023, the fair value of the Company’s AFS debt securities portfolio was $91.8 million. The portfolio contains residential mortgage-backed securities, most of which, are guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at December 31, 2023. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are certain corporate bonds which are classified as Level 3 assets at December 31, 2023. The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022:

	Collateralized Debt Obligations
(In thousands)	2023	2022
Balance of Recurring Level 3 assets at January 1	$4,675	$5,074
Activity
Losses in other comprehensive income	(413)	(399)
Transfers into Level 3	3,717	—
Balance of recurring Level 3 assets at December 31	$7,979	$4,675

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

As of December 31, 2023, the fair value of the Company’s equity securities portfolio was $7.8 million.

All of the Company’s equity securities were classified as Level 1 assets at December 31, 2023. The valuation of securities using Level 1 inputs was primarily determined by active markets with readily determinable fair value using quoted market prices.

There were no changes in the inputs or methodologies used to determine fair value during the period ended December 31, 2023, as compared to the period ended December 31, 2022.

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

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31st for the past two years:

	Fair Value Measurements at December 31, 2023 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,033	$—	$16,033	$—
State and political subdivisions	360	—	360	—
Residential mortgage-backed securities	14,077	—	14,077	—
Corporate and other securities	61,295	—	53,316	7,979
Total debt securities available for sale	$91,765	$—	$83,786	$7,979

Equity securities with readily determinable fair values	$7,802	$7,802	$—	$—
Total equity securities	$7,802	$7,802	$—	$—

Interest rate swap agreements	$918	$—	$918	$—
Total swap agreements	$918	$—	$918	$—

	Fair value Measurements at December 31, 2022 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,305	$—	$16,305	$—
State and political subdivisions	613	—	613	—
Residential mortgage-backed securities	15,475	—	15,475	—
Corporate and other securities	63,000	—	58,325	4,675
Total debt securities available for sale	$95,393	$—	$90,718	$4,675

Equity securities with readily determinable fair values	$9,793	$—	$9,793	$—
Total equity securities	$9,793	$—	$9,793	$—

Interest rate swap agreements	$1,537	$—	$1,537	$—
Total swap agreements	$1,537	$—	$1,537	$—

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at December 31, 2023 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$4,755	$—	$—	$4,755

Fair Value Measurements at December 31, 2022 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$8,803	$—	$—	$8,803

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Collateral-Dependent Loans

Fair value is determined based on the fair value of the collateral. Partially charged-off loans are measured for impairment based upon a third-party appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal may be discounted. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the ability to collect is reasonably assured or when the loan is brought current as to principal and interest. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At December 31, 2023, the valuation allowance for individually evaluated loans was $1.0 million, a decrease of $0.8 million from $1.8 million at December 31, 2022.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of December 31, 2023 and December 31, 2022 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

Loans

The fair value of loans is estimated by discounting the future cash flows using current market rates that reflect the interest rate risk inherent in the loan, except for previously discussed individually evaluated loans.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments (not presented previously) presented as of December 31st for the past two years:

	December 31, 2023
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,122	$—	$29,656	$—
SBA loans held for sale	18,242	—	19,175	—
Loans, net of allowance for credit losses	2,127,967	—	2,027,084	4,755
Financial liabilities:
Deposits	1,924,140	—	1,915,022	—
Borrowed funds and subordinated debentures	366,748	—	365,879	—

	December 31, 2022
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$35,760	$—	$28,578	$—
SBA loans held for sale	27,928	—	30,141	—
Loans, net of allowance for credit losses	2,053,435	—	1,981,207	8,803
Financial liabilities:
Deposits	1,787,528	—	1,772,270	—
Borrowed funds and subordinated debentures	393,310	—	391,312	—

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

16.  Condensed Financial Statements of Unity Bancorp, Inc.
(Parent Company Only)

Balance Sheets

	December 31,	December 31,
(In thousands)	2023	2022
ASSETS
Cash and cash equivalents	$1,410	$2,225
Debit securities, available for sale	1,478	—
Equity securities	3,559	5,697
Investment in subsidiaries	260,879	239,255
Premises and equipment, net	3,480	3,594
Other assets	1,303	972
Total assets	$272,109	$251,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Loan due to subsidiary bank	$—	$2,002
Other liabilities	369	204
Subordinated debentures	10,310	10,310
Shareholders’ equity	261,430	239,227
Total liabilities and shareholders’ equity	$272,109	$251,743

Statements of Income

	For the year ended December 31,
(In thousands)	2023	2022
Dividend from Bank	$15,188	$4,510
Dividend from Nonbank subsidiary	1,235	1,100
Gain on sales of securities	345	—
Other income	760	734
Total income	17,528	6,344
Interest expenses	695	349
Market value depreciation on equity securities	444	885
Other expenses	265	252
Total expenses	1,404	1,486
Income before provision for income taxes and equity in undistributed net income of subsidiary	16,124	4,858
Benefit for income taxes	(114)	(231)
Income before equity in undistributed net income of subsidiary	16,238	5,089
Equity in undistributed net income of subsidiaries	23,469	33,368
Net income	$39,707	$38,457

Statements of Cash Flows

	For the year ended December 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$39,707	$38,457
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(23,469)	(33,368)
Gain on sales of securities	(345)	—
Net change in other assets and other liabilities	349	153
Net cash provided by operating activities	16,242	5,242
INVESTING ACTIVITIES
Purchases of securities	(126)	(1,539)
Proceeds from business divestitures	2,034	—
Proceeds from sales of securities	2,166	—
Net cash provided by (used in) investing activities	4,074	(1,539)
FINANCING ACTIVITIES
Proceeds from exercise of stock based compensation, net of taxes	1,284	1,357
Repayment of advances from subsidiaries	(2,002)	(105)
Purchase of treasury stock	(15,692)	(42)
Cash dividends paid on common stock	(4,721)	(4,373)
Net cash used in financing activities	(21,131)	(3,163)
(Decrease) increase in cash and cash equivalents	(815)	540
Cash and cash equivalents, beginning of period	2,225	1,685
Cash and cash equivalents, end of period	$1,410	$2,225
SUPPLEMENTAL DISCLOSURES
Interest paid	$786	$436

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Unity Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unity Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 7, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January, 1, 2023 upon the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (ASC 326).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Collectively Evaluated Loans

As described in Notes 1, 3 and 4 to the financial statements, the Company has recorded an allowance for credit losses (ACL) in the amount of $25.9 million as of December 31, 2023, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Upon adoption of ASC 326 on January 1, 2023, the Company recorded a cumulative effect adjustment to opening retained earnings which increased the ACL, including the reserve for off-balance sheet credit exposure (recorded in other liabilities) by $0.9 million, net of $0.3 million of related deferred income tax effects. Management determined these amounts, and corresponding provision for credit loss expense, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

The Company’s methodology to determine its allowance for credit losses incorporates quantitative and qualitative assessments of its historical losses, current loan portfolio and economic conditions, the application of forecasted economic conditions, and related modeling. We determined that performing procedures relating to the qualitative and forecasted components of the Company’s methodology is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter was addressed in the Audit

Following are some of the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collectively evaluated ACL, including controls over the following:

●	Model validation of the model for appropriateness of model usage along with recalculation of model results.
●	Completeness and accuracy of loan data.
●	Mathematical accuracy of the calculation.
●	Development of qualitative adjustments to model results.
●	Evaluation of the reasonableness and relevance of management’s assumptions including general qualitative factors and economic forecasts.

Addressing the matters above involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others, reviewing the Company’s model oversight ensuring appropriate recalculation of the model used along with management’s review of model validation results, testing various assumptions used in the calculation, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 7, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Unity Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Unity Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 7, 2024 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 7, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Unity Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Unity Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows, for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2022, was $25.2 million. As described in Notes 1 and 4 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans. The allowance consists of specific and general components in the amounts of $1.8 million and $23.4 million, respectively. Specific reserves are made for individual impaired loans, which have been defined to include all nonperforming loans and troubled debt restructurings. The general reserve is set based upon a historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, changes in the volume of restructured loans, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. The evaluation of the qualitative factors requires a significant amount of judgment by management and involves a high degree of subjectivity.

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

/s/ RSM US LLP

We have served as the Company's auditor from 2007 to 2023.

New York, New York

March 10, 2023

Supplementary Data (Unaudited)

Quarterly Financial Information

The following quarterly financial information for the years ended December 31, 2023 and 2022 is unaudited. However, in the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

	2023
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total interest income	$37,758	$36,990	$35,392	$33,354
Total interest expense	13,727	13,457	11,870	9,443
Net interest income	24,031	23,533	23,522	23,911
Provision for credit losses	1,811	556	693	108
Net interest income after provision for credit losses	22,220	22,977	22,829	23,803
Total noninterest income	2,568	2,043	2,115	1,416
Total noninterest expense	11,740	11,973	11,835	11,428
Income before provision for income taxes	13,048	13,047	13,109	13,791
Provision for income taxes	3,278	3,097	3,409	3,504
Net income	$9,770	$9,950	$9,700	$10,287
Net income per common share - Basic	$0.97	$0.98	$0.96	$0.98
Net income per common share - Diluted	0.96	0.97	0.95	0.96

	2022
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total interest income	$30,325	$26,224	$23,071	$21,119
Total interest expense	5,616	2,486	1,314	1,215
Net interest income	24,709	23,738	21,757	19,904
Provision for loan losses	1,652	1,526	1,235	(139)
Net interest income after provision for loan losses	23,057	22,212	20,522	20,043
Total noninterest income	1,946	1,110	2,750	2,239
Total noninterest expense	11,369	10,055	10,663	10,371
Income before provision for income taxes	13,634	13,267	12,609	11,911
Provision for income taxes	3,678	3,325	3,158	2,803
Net income	$9,956	$9,942	$9,451	$9,108
Net income per common share - Basic	$0.94	$0.94	$0.90	$0.87
Net income per common share - Diluted	0.93	0.93	0.88	0.85

Supplementary Data (Unaudited)

	At or for the years ended December 31,
(In thousands, except percentages)	2023		2022
Selected Results of Operations
Interest income	$143,494		$100,739
Interest expense	48,497		10,631
Net interest income	94,997		90,108
Provision for credit losses	3,168		4,274
Noninterest income	8,142		8,045
Noninterest expense	46,976		42,458
Provision for income taxes	13,288		12,964
Net income	39,707		38,457
Per Share Data
Net income per common share - Basic	$3.89		$3.66
Net income per common share - Diluted	3.84		3.59
Book value per common share	25.98		22.60
Market value per common share	29.59		27.33
Cash dividends declared on common shares	0.48		0.43
Selected Balance Sheet Data
Assets	$2,578,507		$2,444,948
Loans	2,172,063		2,106,559
Allowance for credit losses	(25,854)		(25,196)
Securities	135,689		140,946
Deposits	1,924,140		1,787,528
Borrowed funds and subordinated debentures	366,748		393,310
Shareholders’ equity	261,430		239,227
Common shares outstanding	10,063		10,584
Performance Ratios
Return on average assets	1.63%		1.80%
Return on average equity	16.05		17.28
Average equity to average assets	10.14		10.41
Efficiency ratio (1)	45.55		42.69
Dividend payout (2)	12.50		11.98
Net interest spread	3.32		4.15
Net interest margin	4.06		4.40
Asset Quality Ratios
Allowance for credit losses to loans	1.19%		1.20%
Allowance for credit losses to nonperforming loans	134.75		277.95
Nonperforming loans to total loans	0.88		0.43
Nonperforming assets to total loans and OREO	0.88		0.43
Nonperforming assets to total assets	0.74		0.37
Net charge-offs to average loans	0.09		0.05
Capital Ratios - Company
CBLR	N/A	%	10.88%
Leverage Ratio	11.14		N/A
Common Equity Tier 1 risk-based capital ratio	12.70		N/A
Tier 1 risk-based capital ratio	13.18		N/A
Total risk-based capital ratio	14.43		N/A
Capital Ratios - Bank
CBLR	N/A	%	10.34%
Leverage Ratio	10.75		N/A
Common Equity Tier 1 risk-based capital ratio	12.77		N/A
Tier 1 risk-based capital ratio	12.77		N/A
Total risk-based capital ratio	14.02		N/A

(1)	Selected Consolidated Financial Data The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income, excluding net gains and losses on securities.
(2)	Defined as dividends declared per share divided by diluted net income per share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures:

(a)	Evaluation of disclosure controls and procedures:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, management has concluded that our internal controls over financial reporting were effective as of December 31, 2023.

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

Item 9B. Other Information:

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and "Governance of the Company," in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

The following table sets forth certain information as of December 31, 2023, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
George Boyan, 42, Chief Financial Officer and Executive Vice President of the Company and Bank	2021

Previously, Mr. Boyan had served as First Senior Vice President, Treasurer & Controller with Bank Leumi USA since January 2014. He also served as President of Leumi Investment Services, since October 2018.

Vincent Geraci, 56, Director of Mortgage Lending and First Senior Vice President of the Company and Bank	2010	Mr. Geraci joined the bank in 2010 as the Director of Mortgage Lending.
James Donovan, 60, Chief Lending Officer and Senior Vice President of the Company and Bank	2022

Previously, Mr. Donovan had served as Group Vice President, Pennsylvania Market Manager Business Banking for M&T Bank since 2005. He also served as Senior Vice President, Head of Commercial & Industrial Banking for Bryn Mawr Trust since April 2019.

James Davies, 32, Controller and Senior Vice President of the Company and Bank	2022

Previously, Mr. Davies worked at Bank Leumi USA and its successor Valley Bank in various capacities since April 2016, including Co-Controller. He also served as the Chief Financial Officer of Leumi Investment Services since December 2020.

Daniel Sharabba, 35, Senior Retail Officer and Senior Vice President of the Company and Bank	2023

Previously, Mr. Sharabba served as Vice President, Regional Manager with Citizens Bank since March 2021. He also served as Vice President, Private Client Branch Manager for JP Morgan Chase from June 2016 to March 2021.

Minsu Kim, 31, Chief Credit Officer and Senior Vice President of the Company and the Bank	2023	Previously, Mr. Kim served as Vice President, Commercial Loan Officer at Unity Bank from 2018 to 2022.
David Bove, 38, Chief Technology Officer and Senior Vice President of the Company and Bank	2015	Mr. Bove joined the bank in 2015 as Chief Technology Officer.

Item 11. Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C) (1)
Equity compensation plans approved by security holders (stock options)	471,132	$17.92	482,012
Equity compensation plans approved by security holders (Restricted stock plan)	164,634	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	635,766	$17.92	482,012

(1)	Represents securities available for issuance under the Company’s active Equity Compensation Plans to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock.

Item 13. Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

Item 14. Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

a)	DOCUMENTS:
1.	The following Consolidated Financial Statements and Supplementary Data of the Company and subsidiaries are filed as part of this annual report:
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Income for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

b)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (2)
4(i)	Form of Stock Certificate (2)
4(vi)	Description of the Registrant’s Securities
10(i)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (7), as amended by Amendment Agreement dates February, 6 2020 (12)
10(vi)	2015 Stock Option Plan (6)
10(vii)	Amended and Restated Supplemental Executive Retirement Plan dated October 25, 2018 with James A. Hughes (10)
10(viii)	Executive Incentive Retirement Plan dated October 22, 2015 (8)
10(ix)	2017 Stock Option Plan (9)
10(x)	2019 Equity Compensation Plan (11)
10(xi)	Form of Indemnification Agreement entered into on January 23, 2020 by and among the Registrant, Unity Bank and each of their respective Directors (13)
10(xii)	Joinder Agreement with Executive Vice President and Chief Financial Officer George Boyan dated February 24, 2022 (14), as amended by Amendment Agreement dated November 10, 2022 (15)
10(xiii)	Change in Control Agreement for SVP, Chief Lending Officer James Donovan (16)
10(xiv)	Change in Control Agreement for SVP, Controller James Davies
10(xv)	Separation Agreement and General Release Agreement with Janice Bolomey (17)
10(xvi)	2023 Equity Compensation Plan
10(xvii)	Deferred Compensation Plan
10(xviii)	Change in Control Agreement for FSVP, Director of Mortgage Lending Vincent Geraci
10(xix)	Change in Control Agreement for SVP, Chief Credit Officer Minsu Kim
10(xx)	Change in Control Agreement for SVP, Chief Technology Officer David Bove
10(xxi)	Compensation Recoupment Policy
21	Subsidiaries of the Registrant
23.1	Consent of RSM US LLP
23.2	Consent of Wolf & Company, PC
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 30, 2018 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on June 4, 2019 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on February 6, 2020 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on January 28, 2020 and incorporated by reference herein.
(14)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2022.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on November 10, 2022 and incorporated herein.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 10-Q filed on November 8, 2023 and incorporated herein.
(17)	Incorporated by reference from exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 25, 2023.

c)	Not applicable

Item 16. Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer

Date:	March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 7, 2024
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 7, 2024
James A. Hughes

/s/ George Boyan	Executive Vice President and Chief Financial Officer	March 7, 2024
George Boyan

/s/ Aaron Tucker	Vice Chairman of the Board and Director	March 7, 2024
Aaron Tucker

/s/ Dr. Mark S. Brody	Director	March 7, 2024
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 7, 2024
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 7, 2024
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 7, 2024
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 7, 2024
Peter E. Maricondo

/s/ Raj Patel	Director	March 7, 2024
Raj Patel

/s/ Donald E. Souders, Jr.	Director	March 7, 2024
Donald E. Souders, Jr.