Form 10-Q
period 2024-03-31
UNITY BANCORP INC /NJ/
filed 2024-05-08
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2024 common stock, no par value: 10,039,119 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$20,619	$20,668
Interest-bearing deposits	162,367	174,108
Cash and cash equivalents	182,986	194,776
Securities:
Debt securities available for sale, at market value	94,682	91,765
Debt securities held to maturity, at amortized cost	36,089	36,122
Equity securities, at market value	7,931	7,802
Total securities	138,702	135,689
Loans:
SBA loans held for sale	18,439	18,242
SBA loans held for investment	39,009	38,584
SBA PPP loans	2,168	2,318
Commercial loans	1,291,319	1,277,460
Residential mortgage loans	627,464	631,506
Consumer loans	72,275	72,676
Residential construction loans	123,783	131,277
Total loans	2,174,457	2,172,063
Allowance for credit losses	(26,080)	(25,854)
Net loans	2,148,377	2,146,209
Premises and equipment, net	19,281	19,567
Bank owned life insurance ("BOLI")	25,295	25,230
Deferred tax assets, net	12,681	12,552
Federal Home Loan Bank ("FHLB") stock	15,896	18,435
Accrued interest receivable	13,165	13,582
Goodwill	1,516	1,516
Prepaid expenses and other assets	10,189	10,951
Total assets	$2,568,088	$2,578,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$395,520	$419,636
Interest-bearing demand	325,174	312,208
Savings	504,210	497,491
Brokered deposits	235,755	268,408
Time deposits	500,611	426,397
Total deposits	1,961,270	1,924,140
Borrowed funds	299,397	356,438
Subordinated debentures	10,310	10,310
Accrued interest payable	1,551	1,924
Accrued expenses and other liabilities	28,799	24,265
Total liabilities	2,301,327	2,317,077
Shareholders’ equity:
Common stock	101,676	100,426
Retained earnings	199,380	191,108
Treasury stock	(31,443)	(27,367)
Accumulated other comprehensive loss	(2,852)	(2,737)
Total shareholders’ equity	266,761	261,430
Total liabilities and shareholders’ equity	$2,568,088	$2,578,507

Shares issued	11,555	11,424
Shares outstanding	10,044	10,063
Treasury shares	1,511	1,361

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2024	2023
INTEREST INCOME
Interest-bearing deposits	$420	$333
FHLB stock	280	331
Securities:
Taxable	1,849	1,739
Tax-exempt	18	19
Total securities	1,867	1,758
Loans:
SBA loans	1,333	1,404
SBA PPP loans	8	77
Commercial loans	20,830	17,401
Residential mortgage loans	9,219	8,109
Consumer loans	1,402	1,354
Residential construction loans	2,578	2,586
Total loans	35,370	30,931
Total interest income	37,937	33,353
INTEREST EXPENSE
Interest-bearing demand deposits	1,710	965
Savings deposits	3,144	1,554
Brokered deposits	2,295	1,562
Time deposits	4,699	1,563
Borrowed funds and subordinated debentures	2,248	3,799
Total interest expense	14,096	9,443
Net interest income	23,841	23,910
Provision for credit losses, loans	641	108
Provision for credit losses, off-balance sheet	2	—
Net interest income after provision for credit losses	23,198	23,802
NONINTEREST INCOME
Branch fee income	243	235
Service and loan fee income	457	503
Gain on sale of SBA loans held for sale, net	238	309
Gain on sale of mortgage loans, net	320	244
BOLI income	65	80
Net security gains (losses)	54	(322)
Other income	341	368
Total noninterest income	1,718	1,417
NONINTEREST EXPENSE
Compensation and benefits	7,357	7,090
Processing and communications	906	804
Occupancy	798	770
Furniture and equipment	684	689
Professional services	436	427
Advertising	400	260
Loan related expenses	384	175
Deposit insurance	339	348
Director fees	247	217
Other expenses	581	648
Total noninterest expense	12,132	11,428
Income before provision for income taxes	12,784	13,791
Provision for income taxes	3,198	3,504
Net income	$9,586	$10,287
Net income per common share – Basic	$0.95	$0.98
Net income per common share – Diluted	$0.93	$0.96
Weighted average common shares outstanding – Basic	10,127	10,538
Weighted average common shares outstanding – Diluted	10,276	10,686

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31, 2024			March 31, 2023

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$12,784	3,198	9,586	13,791	3,504	10,287
Other comprehensive (loss) income before reclassifications
Debt securities available for sale:
Unrealized holding losses (gains) on securities arising during the period	(44)	(10)	(34)	359	93	266
Less: reclassification adjustment for losses on securities included in net income	—	—	—	—	—	—
Total unrealized losses on securities available for sale	(44)	(10)	(34)	359	93	266
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(351)	(100)	(251)	(433)	(92)	(341)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(238)	(68)	(170)	(198)	(42)	(156)
Total unrealized losses on cash flow hedges	(113)	(32)	(81)	(235)	(50)	(185)
Total other comprehensive (loss) income	(157)	(42)	(115)	124	43	81
Total comprehensive income	$12,627	$3,156	$9,471	$13,915	$3,547	$10,368

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2024 and 2023

(Unaudited)

						Accumulated
						other	Total
	Common Stock			Retained	Treasury	comprehensive	shareholders’
(In thousands)	Shares		Amount	earnings	stock	loss	equity
Balance, December 31, 2023	10,063		$100,426	$191,108	$(27,367)	$(2,737)	$261,430
Net income	—	A	—	9,586	—	—	9,586
Other comprehensive loss, net of tax	—		—	—	—	(115)	(115)
Dividends on common stock ($0.13 per share)	2		53	(1,314)	—	—	(1,261)
Share-based compensation (1)	129		1,197	—	—	—	1,197
Treasury stock purchased, at cost	(150)		—	—	(4,076)	—	(4,076)
Balance, March 31, 2024	10,044		$101,676	$199,380	$(31,443)	$(2,852)	$266,761

						Accumulated
						other		Total
	Common Stock			Retained	Treasury	comprehensive		shareholders’
(In thousands)	Shares		Amount	earnings	stock	(loss) income	aa	equity
Balance, December 31, 2022	10,584		$97,204	$156,958	$(11,675)	$(3,260)		$239,227
Net income	—	A	—	10,287	—	—		10,287
Other comprehensive income, net of tax	—		—	—	—	81		81
Dividends on common stock ($0.12 per share)	2		46	(1,261)	—	—		(1,215)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	—		—	(649)	—	—		(649)
Share-based compensation (1)	44		947	—	—	—		947
Treasury stock purchased, at cost	(338)		—	—	(8,219)	—		(8,219)
Balance, March 31, 2023	10,292		$98,197	$165,335	$(19,894)	$(3,179)		$240,459

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$9,586	$10,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	641	108
Net amortization of purchase premiums and discounts on securities	34	36
Depreciation and amortization (accretion)	554	(738)
PPP deferred fees and costs	(3)	(68)
Deferred income tax (benefit) expense	(87)	91
Net realized security gains	(21)	(222)
Stock compensation expense	476	417
Valuation writedowns on OREO	—	113
Gain on sale of mortgage loans, net	(320)	(244)
Gain on sale of SBA loans held for sale, net	(238)	(309)
BOLI income	(65)	(80)
Net change in other assets and liabilities	5,205	4,359
Net cash provided by operating activities	15,762	13,750
INVESTING ACTIVITIES
Purchases of equity securities	(166)	(126)
Purchases of securities available for sale	(4,000)	—
Proceeds from redemption of FHLB stock, at cost, net	2,539	376
Maturities and principal payments on securities held to maturity	100	—
Maturities and principal payments on securities available for sale	1,041	1,639
Proceeds from sales of equity securities	91	1,269
Net decrease in SBA PPP loans	153	3,431
Net increase in loans	(2,705)	(26,339)
Purchases of premises and equipment	(78)	(195)
Net cash used in investing activities	(3,025)	(19,945)
FINANCING ACTIVITIES
Net increase in deposits	37,130	36,393
Repayments of short-term borrowings	(61,400)	(14,000)
Proceeds from long-term borrowings	4,359	5,000
Proceeds from exercise of stock options	721	530
Dividends on common stock	(1,261)	(1,215)
Purchase of treasury stock, including exise tax accrual	(4,076)	(8,219)
Net cash (used in) provided by financing activities	(24,527)	18,489
(Decrease) increase in cash and cash equivalents	(11,790)	12,294
Cash and cash equivalents, beginning of year	194,776	114,793
Cash and cash equivalents, end of period	$182,986	$127,087
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$14,469	$9,202
Income taxes paid	250	3,557
Noncash activities:
Establishment of lease liability and right-of-use asset	—	—
Capitalization of servicing rights	76	159
Transfer of loans to OREO	—	288

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2024

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"). The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for credit losses, valuation of servicing assets, the valuation of securities and the determination of impairment for securities and fair value disclosures. Management believes that the allowance for credit losses is adequate. While management uses available information to recognize credit losses, future additions to the allowance for credit losses may be necessary based on changes in economic conditions and the general credit quality of the loan portfolio.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of management, are necessary for the fair presentation of interim results. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Risks and Uncertainties

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as inflation and recessionary pressures created by a higher interest rate environment. The Company assesses the impact of inflation on an ongoing basis.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the current high interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs. The Company believes the sources of liquidity presented in the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are sufficient to meet its needs as of the balance sheet date.

An unexpected influx of withdrawals of deposits could adversely impact the Company's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits.

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

New Accounting Guidance adopted in 2024

Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” requires public entities to disclose detailed information about a reportable segment’s expenses on both an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 should be applied retrospectively to all periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 effective January 1, 2024, noting no material impact.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2024	2023
Net income	$9,586	$10,287
Weighted average common shares outstanding - Basic	10,127	10,538
Plus: Potential dilutive common stock equivalents	149	148
Weighted average common shares outstanding - Diluted	10,276	10,686
Net income per common share - Basic	$0.95	$0.98
Net income per common share - Diluted	0.93	0.96
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three months ended March 31, 2024 and 2023, net of tax:

	For the three months ended March 31, 2024
			Accumulated
	Net unrealized	Net unrealized	other
	losses on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	loss
Balance, beginning of period	$(3,408)	$671	$(2,737)
Other comprehensive loss before reclassifications	(34)	(251)	(285)
Less amounts reclassified from accumulated other comprehensive loss	—	(170)	(170)
Period change	(34)	(81)	(115)
Balance, end of period	$(3,442)	$590	$(2,852)

	For the three months ended March 31, 2023
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) gains on	from cash flow	comprehensive
(In thousands)	securities	hedges	(loss) income
Balance, beginning of period	$(4,381)	$1,121	$(3,260)
Other comprehensive income (loss) before reclassifications	266	(341)	(75)
Less amounts reclassified from accumulated other comprehensive loss	—	(156)	(156)
Period change	266	(185)	81
Balance, end of period	$(4,115)	$936	$(3,179)

NOTE 5. Fair Value

Fair Value Measurement

The Company follows Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurement and Disclosures,” which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed as follows:

Level 1 Inputs

●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange), as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Inputs

●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities in inactive markets.
●	Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (i.e. interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”
●	Generally, this includes U.S. Government and sponsored entity mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3 Inputs

●	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
●	These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

As of March 31, 2024, the fair value of the Company’s AFS debt securities portfolio was $94.7 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at March 31, 2024. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at March 31, 2024.  The valuation of these corporate bonds is determined using broker quotes or third-party vendor prices that are not adjusted by management.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

The following table presents a reconciliation of the Level 3 AFS debt securities measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

	Collateralized Debt Obligations
(In thousands)	2024	2023
Balance of Recurring Level 3 assets at January 1	$7,979	$4,675
Activity
Losses in other comprehensive income	—	(165)
Balance of recurring Level 3 assets at March 31	$7,979	$4,510

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

As of March 31, 2024, the fair value of the Company’s equity securities portfolio was $7.9 million.

All of the Company’s equity securities were classified as Level 1 assets at March 31, 2024.

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

There were no material changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2024, as compared to the periods ended December 31, 2023 and March 31, 2023.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$15,264	$—	$15,264	$—
State and political subdivisions	350	—	350	—
Residential mortgage-backed securities	13,532	—	13,532	—
Corporate and other securities	65,536	—	57,557	7,979
Total debt securities available for sale	$94,682	$—	$86,703	$7,979

Equity securities with readily determinable fair values	$7,931	$7,931	$—	$—
Total equity securities	$7,931	$7,931	$—	$—

Interest rate swap agreements	$805	$—	$805	$—
Total swap agreements	$805	$—	$805	$—

	Fair value Measurements at December 31, 2023
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,033	$—	$16,033	$—
State and political subdivisions	360	—	360	—
Residential mortgage-backed securities	14,077	—	14,077	—
Corporate and other securities	61,295	—	53,316	7,979
Total debt securities available for sale	$91,765	$—	$83,786	$7,979

Equity securities with readily determinable fair values	$7,802	$7,802	$—	$—
Total equity securities	$7,802	$7,802	$—	$—

Interest rate swap agreements	$918	$—	$918	$—
Total swap agreements	$918	$—	$918	$—

There were no liabilities measured on a recurring basis as of March 31, 2024 or December 31, 2023.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at March 31, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$8,083	$—	$—	$8,083

Fair Value Measurements at December 31, 2023
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$4,755	$—	$—	$4,755

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Collateral-Dependent Loans

Fair value is determined based on the fair value of the collateral and is measured for impairment based upon a third-party appraisal. When an updated appraisal is received for a nonperforming loan, the value on the appraisal may be discounted. If there is a deficiency in the value after the Company applies these discounts, management applies a specific reserve and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the borrower makes six months of contractual payments and/or demonstrates the ability to service the debt going forward. Charge-offs are determined based upon the loss that management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At March 31, 2024, the valuation allowance for individually evaluated loans was $1.1 million, compared to $1.0 million at December 31, 2023.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2024 and December 31, 2023 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

Loans

The fair value of loans is estimated by discounting the future cash flows using current market rates that reflect the interest rate risk inherent in the loan, except for previously discussed loans.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,089	$—	$29,138	$—
SBA loans held for sale	18,439	—	19,383	—
Loans, net of allowance for credit losses	2,129,938	—	2,018,402	8,083
Financial liabilities:
Deposits	1,961,270	—	1,952,706	—
Borrowed funds and subordinated debentures	309,707	—	308,640	—

	December 31, 2023
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,122	$—	$29,656	$—
SBA loans held for sale	18,242	—	19,175	—
Loans, net of allowance for credit losses	2,127,967	—	2,027,084	4,755
Financial liabilities:
Deposits	1,924,140	—	1,915,022	—
Borrowed funds and subordinated debentures	366,748	—	365,879	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Estimated
(In thousands)	cost	gains	losses	losses	fair value
Available for sale:
U.S. Government sponsored entities	$15,749	$—	$(485)	$—	$15,264
State and political subdivisions	379	—	(29)	—	350
Residential mortgage-backed securities	15,184	29	(1,681)	—	13,532
Corporate and other securities	69,203	250	(2,634)	(1,283)	65,536
Total debt securities available for sale	$100,515	$279	$(4,829)	$(1,283)	$94,682
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,656)	$—	$23,344
State and political subdivisions	1,187	75	—	—	1,262
Residential mortgage-backed securities	6,902	—	(2,370)	—	4,532
Total debt securities held to maturity	$36,089	$75	$(7,026)	$—	$29,138

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Estimated
(In thousands)	cost	gains	losses	losses	fair value
Available for sale:
U.S. Government sponsored entities	$16,490	$—	$(457)	$—	$16,033
State and political subdivisions	388	—	(28)	—	360
Residential mortgage-backed securities	15,473	30	(1,426)	—	14,077
Corporate and other securities	65,203	251	(2,876)	(1,283)	61,295
Total debt securities available for sale	$97,554	$281	$(4,787)	$(1,283)	$91,765
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,419)	$—	$23,581
State and political subdivisions	1,272	90	—	—	1,362
Residential mortgage-backed securities	6,850	—	(2,137)	—	4,713
Total debt securities held to maturity	$36,122	$90	$(6,556)	$—	$29,656

For three months ended March 31, 2024 and 2023 there was no provision for credit loss on AFS debt securities.

The contractual maturities of available for sale and held for maturity debt securities at March 31, 2024 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$749	$747
Due after one year through five years	33,780	31,358
Due after five years through ten years	13,289	11,558
Due after ten years	37,513	37,487
Residential mortgage-backed securities	15,184	13,532
Total	$100,515	$94,682
Held to maturity:
Due in one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	3,000	2,897
Due after ten years	26,187	21,709
Residential mortgage-backed securities	6,902	4,532
Total	$36,089	$29,138

Actual maturities of available for sale and held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturitiy without penalty.

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$747	$(2)	$14,517	$(483)	$15,264	$(485)
State and political subdivisions	—	—	350	(29)	350	(29)
Residential mortgage-backed securities	—	—	13,415	(1,681)	13,415	(1,681)
Corporate and other securities	4,696	(1,054)	33,526	(1,580)	38,222	(2,634)
Total	$5,443	$(1,056)	$61,808	$(3,773)	$67,251	$(4,829)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,344	$(4,656)	$23,344	$(4,656)
Residential mortgage-backed securities	—	$—	4,532	(2,370)	4,532	(2,370)
Total	$—	$—	$27,876	$(7,026)	$27,876	$(7,026)

	December 31, 2023
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$16,033	$(457)	$16,033	$(457)
State and political subdivisions	—	—	360	(28)	360	(28)
Residential mortgage-backed securities	—	—	13,949	(1,426)	13,949	(1,426)
Corporate and other securities	—	—	54,827	(2,876)	54,827	(2,876)
Total temporarily impaired AFS securities	$—	$—	$85,169	$(4,787)	$85,169	$(4,787)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,581	$(4,419)	$23,581	$(4,419)
Residential mortgage-backed securities	—	—	4,713	(2,137)	4,713	(2,137)
Total temporarily impaired HTM securities	$—	$—	$28,294	$(6,556)	$28,294	$(6,556)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At March 31, 2024, there was $1.5 million of accrued interest on securities. At December 31, 2023, there was $1.5 million of accrued interest on securities.

Realized Gains and Losses on Debt Securities

Net realized gains are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no realized gains or losses on available for sale securities during the three months ended March 31, 2024 and 2023. There were no realized gains or losses for held to maturity debt securities during the three months ended March 31, 2024 and 2023.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(In thousands)	2024	2023
Net unrealized gains (losses) occurring during the period on equity securities	$33	$(544)
Net gains recognized during the period on equity securities sold during the period	21	222
Gains (losses) recognized during the reporting period on equity securities	$54	$(322)

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for credit losses as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
SBA loans held for investment	$39,009	$38,584
SBA PPP loans	2,168	2,318
Commercial loans
SBA 504 loans	38,128	33,669
Commercial & industrial	133,409	128,402
Commercial real estate	977,437	986,230
Commercial real estate construction	142,345	129,159
Residential mortgage loans	627,464	631,506
Consumer loans
Home equity	67,448	67,037
Consumer other	4,827	5,639
Residential construction loans	123,783	131,277
Total loans held for investment	$2,156,018	$2,153,821
SBA loans held for sale	18,439	18,242
Total loans	$2,174,457	$2,172,063

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

Credit Ratings

The Company places all SBA, commercial and residential construction loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy.

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

Nonaccrual and Past Due Loans

Nonaccrual loans consist of loans that are not accruing interest as a result of principal or interest being in default, typically for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. When a loan is classified as nonaccrual, interest accruals are discontinued and all past due interest previously recognized as income is reversed and charged against current period earnings. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Loans may be returned to an accrual status when the ability to collect is reasonably assured and when the loan is brought current as to principal and interest. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The Company values its collateral through the use of appraisals, broker price opinions and knowledge of its local market.

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$169	$275	$138	$3,542	$4,124	$34,885	$39,009
Commercial loans
SBA 504 loans	—	—	—	—	—	38,128	38,128
Commercial & industrial	321	—	—	112	433	132,976	133,409
Commercial real estate	4,324	384	—	2,303	7,011	970,426	977,437
Commercial real estate construction	—	—	—	—	—	142,345	142,345
Residential mortgage loans	12,178	—	—	7,440	19,618	607,846	627,464
Consumer loans
Home equity	—	—	—	366	366	67,082	67,448
Consumer other	52	38	—	—	90	4,737	4,827
Residential construction loans	434	—	—	3,127	3,561	120,222	123,783
Total loans held for investment, excluding SBA PPP	17,478	697	138	16,890	35,203	2,118,647	2,153,850
SBA loans held for sale	508	—	—	—	508	17,931	18,439
Total loans, excluding SBA PPP	$17,986	$697	$138	$16,890	$35,711	$2,136,578	$2,172,289

	December 31, 2023
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$551	$185	$—	$3,444	$4,180	$34,404	$38,584
Commercial loans
SBA 504 loans	—	—	—	—	—	33,669	33,669
Commercial & industrial	288	78	—	283	649	127,753	128,402
Commercial real estate	1,732	—	—	1,665	3,397	982,833	986,230
Commercial real estate construction	—	—	—	—	—	129,159	129,159
Residential mortgage loans	8,719	1,378	946	10,326	21,369	610,137	631,506
Consumer loans
Home equity	14	—	—	381	395	66,642	67,037
Consumer other	28	55	—	—	83	5,556	5,639
Residential construction loans	2,580	—	—	2,141	4,721	126,556	131,277
Total loans held for investment, excluding SBA PPP	13,912	1,696	946	18,240	34,794	2,116,709	2,151,503
SBA loans held for sale	—	—	—	—	—	18,242	18,242
Total loans, excluding SBA PPP	$13,912	$1,696	$946	$18,240	$34,794	$2,134,951	$2,169,745

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At March 31, 2024, there was $11.3 million of accrued interest on loans.At December 31, 2023, there was $11.7 million of accrued interest on loans.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s CECL evaluation with the associated allowance amount, if applicable, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,401	$2,323	$—
Commercial loans
Commercial real estate	2,727	1,755	—
Total commercial loans	2,727	1,755	—
Residential mortgage loans	3,706	3,700	—
Consumer loans
Home equity	382	365	—
Residential construction loans	547	547	—
Total individually evaluated loans with no related allowance	9,763	8,690	—

With an allowance:
SBA loans held for investment	1,482	1,357	382
Commercial loans
Commercial & industrial	718	112	112
Commercial real estate	699	548	225
Total commercial loans	1,417	660	337
Residential mortgage loans	3,772	3,740	300
Consumer loans
Home equity	1	1	1
Residential construction loans	2,580	2,580	116
Total individually evaluated loans with a related allowance	9,252	8,338	1,136

Total individually evaluated loans:
SBA loans held for investment	3,883	3,680	382
Commercial loans
Commercial & industrial	718	112	112
Commercial real estate	3,426	2,303	225
Total commercial loans	4,144	2,415	337
Residential mortgage loans	7,478	7,440	300
Consumer loans
Home equity	383	366	1
Residential construction loans	3,127	3,127	116
Total individually evaluated loans	$19,015	$17,028	$1,136

	December 31, 2023
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,264	$2,186	$—
Commercial loans
Commercial real estate	2,734	1,607	—
Total commercial loans	2,734	1,607	—
Residential mortgage loans	7,146	7,121	—
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans with no related allowance	15,291	13,443	—

With an allowance:
SBA loans held for investment	1,383	1,258	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	209	58	58
Total commercial loans	847	341	341
Residential mortgage loans	4,182	4,151	306
Total individually evaluated loans with a related allowance	6,412	5,750	995

Total individually evaluated loans:
SBA loans held for investment	3,647	3,444	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	2,943	1,665	58
Total commercial loans	3,581	1,948	341
Residential mortgage loans	11,328	11,272	306
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans	$21,703	$19,193	$995

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of March 31, 2024 and December 31, 2023, respectively:

	Term Loans
	Amortized Cost Basis by Origination Year, March 31, 2024

(In thousands)	2024	2023	2022	2021	2020	2019 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$964	$1,878	$5,241	$4,843	$5,778	$13,240	$-	$31,944
Special Mention	-	-	1,836	356	510	170	-	2,872
Substandard	-	-	1,256	2,186	176	575	-	4,193
Total SBA loans held for investment	$964	$1,878	$8,333	$7,385	$6,464	$13,985	$-	$39,009

SBA PPP loans
Risk Rating:
Pass	$-	$-	$-	$2,168	$-	$-	$-	$2,168
Total SBA PPP loans	$-	$-	$-	$2,168	$-	$-	$-	$2,168

Commercial loans
Risk Rating:
Pass	$14,828	$152,337	$336,287	$180,893	$126,845	$365,085	$103,292	$1,279,567
Special Mention	-	-	490	1,464	-	6,431	395	8,780
Substandard	-	-	-	137	9	2,826	-	2,972
Total commercial loans	$14,828	$152,337	$336,777	$182,494	$126,854	$374,342	$103,687	$1,291,319
Commercial loans
Current-period gross writeoffs	$-	$-	$-	$-	$-	$98	$-	$98

Residential mortgage loans
Risk Rating:
Performing	$23,064	$85,980	$249,423	$70,123	$48,833	$142,601	$-	$620,024
Nonperforming	-	-	1,665	2,382	259	3,134	-	7,440
Total residential mortgage loans	$23,064	$85,980	$251,088	$72,505	$49,092	$145,735	$-	$627,464

Consumer loans
Risk Rating:
Performing	$693	$2,973	$4,400	$3,035	$644	$11,255	$48,908	$71,908
Nonperforming	-	-	-	-	109	1	257	367
Total consumer loans	$693	$2,973	$4,400	$3,035	$753	$11,256	$49,165	$72,275
Consumer loans
Current-period gross writeoffs	$-	$-	$21	$49	$-	$-	$-	$70

Residential construction
Risk Rating:
Pass	$6,595	$34,782	$64,368	$12,511	$1,418	$-	$-	$119,674
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	2,580	547	982	-	4,109
Total residential construction loans	$6,595	$34,782	$64,368	$15,091	$1,965	$982	$-	$123,783
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$277	$-	$277

Total loans held for investment	$46,144	$277,950	$664,966	$282,678	$185,128	$546,300	$152,852	$2,156,018

	Term Loans
	Amortized Cost Basis by Origination Year, December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$1,938	$5,339	$4,723	$6,083	$2,634	$10,996	$-	$31,713
Special Mention	-	1,765	356	510	-	31	-	2,662
Substandard	-	1,256	2,186	190	-	577	-	4,209
Total SBA loans held for investment	$1,938	$8,360	$7,265	$6,783	$2,634	$11,604	$-	$38,584
SBA loans held for investment
Current-period gross writeoffs	$-	$100	$-	$-	$113	$-	$-	$213

SBA PPP loans
Risk Rating:
Pass	$-	$-	$2,318	$-	$-	$-	$-	$2,318
Total SBA PPP loans	$-	$-	$2,318	$-	$-	$-	$-	$2,318

Commercial loans
Risk Rating:
Pass	$139,622	$343,755	$181,419	$128,165	$101,274	$271,469	$96,988	$1,262,692
Special Mention	-	-	1,815	-	1,570	7,423	395	11,203
Substandard	-	-	59	14	288	3,204	-	3,565
Total commercial loans	$139,622	$343,755	$183,293	$128,179	$103,132	$282,096	$97,383	$1,277,460
Commercial loans
Current-period gross writeoffs	$-	$-	$150	$-	$350	$252	$-	$752

Residential mortgage loans
Risk Rating:
Performing	$102,892	$253,919	$72,586	$51,999	$30,482	$109,302	$-	$621,180
Nonperforming	-	2,964	2,714	1,054	945	2,649	-	10,326
Total residential mortgage loans	$102,892	$256,883	$75,300	$53,053	$31,427	$111,951	$-	$631,506
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$25	$-	$-	$68	$-	$93

Consumer loans
Risk Rating:
Performing	$3,428	$4,777	$3,681	$670	$2,481	$7,507	$49,751	$72,295
Nonperforming	-	-	-	125	-	256	-	381
Total consumer loans	$3,428	$4,777	$3,681	$795	$2,481	$7,763	$49,751	$72,676
Consumer loans
Current-period gross writeoffs	$-	$26	$552	$-	$-	$-	$-	$578

Residential construction
Risk Rating:
Performing	$28,827	$72,257	$25,395	$1,418	$491	$748	$-	$129,136
Nonperforming	-	-	-	547	-	1,594	-	2,141
Total residential construction loans	$28,827	$72,257	$25,395	$1,965	$491	$2,342	$-	$131,277
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$600	$400	$1,000

Total loans held for investment	$276,707	$686,032	$297,252	$190,775	$140,165	$415,756	$147,134	$2,153,821

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted (numbers in thousands) during the twelve months ended March 31, 2024:

	Principal	Payment	Term
(In thousands)	Forgiveness	Delay	Extension
SBA loans held for investment	$8	$99	$—
Commercial loans
Commercial & industrial	—	—	813
Commercial real estate	—	2,619	—
Consumer loans
Home equity	—	—	2,309
Balance, March 31, 2024	$8	$2,718	$3,122

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. No loans that were modified during the twelve months ended March 31, 2024 had a payment default during the period and all loans were current as of March 31, 2024.

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are evaluated for individually evaluated loans. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. These environmental factors include reasonable and supportable forecasts. Within the historical net charge-off rate, the Company weights the data dating back to 2015 on a straight line basis and projects the losses on a weighted average remaining maturity basis for each segment. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Charge-offs	—	(98)	—	(70)	(277)	(445)
Recoveries	8	12	—	10	—	30
Net recoveries (charge-offs)	8	(86)	—	(60)	(277)	(415)
(Credit to) provision for credit losses charged to expense	(20)	397	(135)	(40)	439	641
Balance, end of period	$1,209	$16,187	$6,394	$922	$1,368	$26,080

	For the three months ended March 31, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$875	$15,254	$5,450	$990	$2,627	$25,196
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	163	171	376	101	36	847
Charge-offs	(113)	—	—	(120)	—	(233)
Recoveries	—	271	—	12	—	283
Net (charge-offs) recoveries	(113)	271	—	(108)	—	50
Provision for (credit to) credit losses charged to expense	178	(395)	309	37	(21)	108
Balance, end of period	$1,103	$15,301	$6,135	$1,020	$2,642	$26,201

The following tables present loans and their related allowance for credit losses, by portfolio segment, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Allowance for credit losses ending balance:
Individually evaluated	$382	$337	$300	$1	$116	$1,136
Collectively evaluated	827	15,850	6,094	921	1,252	24,944
Total	$1,209	$16,187	$6,394	$922	$1,368	$26,080
Loan ending balances:
Individually evaluated	$3,680	$2,415	$7,440	$366	$3,127	$17,028
Collectively evaluated	37,497	1,288,904	620,024	71,909	120,656	2,138,990
Total	$41,177	$1,291,319	$627,464	$72,275	$123,783	$2,156,018

	December 31, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Allowance for credit losses ending balance:
Individually evaluated	$348	$341	$306	$—	$—	$995
Collectively evaluated	873	15,535	6,223	1,022	1,206	24,859
Total	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Loan ending balances:
Individually evaluated	$3,444	$1,948	$11,272	$388	$2,141	$19,193
Collectively evaluated	37,458	1,275,512	620,234	72,288	129,136	2,134,628
Total	$40,902	$1,277,460	$631,506	$72,676	$131,277	$2,153,821

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. At March 31, 2024 and December 31, 2023, a $0.6 million commitment reserve was reported on the balance sheet as “Accrued expenses and other liabilities” and reported on the income statement as “Provision for credit losses, off-balance sheet”.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2024 and December 31, 2023, respectively is as follows:

(In thousands, except percentages and years)	March 31, 2024	December 31, 2023
Notional amount	$20,000	$20,000
Fair value	$805	$918
Weighted average pay rate	0.83%	0.83%
Weighted average receive rate	5.62%	5.27%
Weighted average maturity in years	0.94	1.57
Number of contracts	1	1

During the three months ended March 31, 2024, the Company received variable rate Secured Overnight Financing Rate ("SOFR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At March 31, 2024, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at March 31, 2024 and 2023, respectively:

	For the three months ended March 31,
(In thousands)	2024	2023
Loss recognized in OCI
Gross of tax	$(113)	$(235)
Net of tax	(81)	(185)
Gain reclassified from AOCI into net income
Gross of tax	238	198
Net of tax	170	156

NOTE 10. Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s plans for the three months ended March 31, 2024 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2023	471,132	$17.92	4.9	$5,500,080
Options granted	—	—
Options exercised	(59,100)	15.47
Options forfeited	—	—
Options expired	—	—
Outstanding at March 31, 2024	412,032	$18.27	4.8	$3,845,636
Exercisable at March 31, 2024	412,032	$18.27	4.8	$3,845,636

On May 5, 2023, the Company adopted the 2023 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan, along with the 2019 Equity Compensation Plan adopted on April 25, 2019, replaced all previously approved and established equity plans then currently in effect. As of March 31, 2024, 281,500 options and 345,850 shares of restricted stock have been awarded from the plans. In addition, 16,162 unvested options and 17,187 unvested shares of restricted stock were cancelled and returned to the plans leaving 405,999 shares available for future grants.

The fair values of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2024 or 2023.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Number of options exercised	59,100	37,201
Total intrinsic value of options exercised	$764,901	$241,904
Cash received from options exercised	412,791	753,894
Tax deduction realized from options	215,014	72,777

The following table summarizes information about stock options outstanding and exercisable at March 31, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$8.31-11.87	58,000	1.6	$9.63	58,000	$9.63
11.88-15.44	9,000	2.7	14.60	9,000	14.60
15.45-19.01	128,932	5.5	17.58	128,932	17.58
19.02-22.57	216,100	5.3	21.14	216,100	21.14
Total	412,032	4.8	$18.27	412,032	$18.27

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three months ended March 31, 2024 and 2023 are detailed in the following table:

	For the three months ended March 31,
(In thousands)	2024	2023
Compensation expense	$32	$85
Income tax benefit	$9	$25

As of March 31, 2024, unrecognized compensation costs related to nonvested share-based stock option compensation arrangements granted under the Company’s plans was $0, due to all options being fully vested.

Restricted Stock Awards

Restricted stock is issued under the Company’s active Equity Compensation Plans to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date generally vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the three months ended March 31, 2024:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2023	164,634	$24.46
Granted	77,950	28.84
Cancelled	(1,937)	27.55
Vested	(32,875)	24.43
Nonvested restricted stock at March 31, 2024	207,772	$26.08

Restricted stock awards granted during the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31,
	2024	2023
Number of shares granted	77,950	18,000
Average grant date fair value	$28.84	$27.33

Compensation expense related to restricted stock for the three months ended March 31, 2024 and 2023 is detailed in the following table:

	For the three months ended March 31,
(In thousands)	2024	2023
Compensation expense	$444	$332
Income tax benefit	$125	$80

As of March 31, 2024, there was approximately $4.9 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s equity plans. That cost is expected to be recognized over a weighted average period of 3.0 years.

NOTE 11. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s and consolidated Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

The minimum capital level requirements include: (i) a Tier 1 leverage ratio of 4% (ii) common equity Tier 1 capital ratio of 4.5%; (iii) a Tier 1 risk weighted capital ratio of 6%; and (iv) a total risk weighted capital ratio of 8% for all institutions. The Bank and the consolidated Company are also required to maintain a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 risk weighted capital ratio of 8.5%; and (iii) a total risk weighted capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at March 31, 2024 and at December 31, 2023.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2024
Total risk-based capital (to risk-weighted assets)
Consolidated	$303,846	14.63%	$166,101	8.00%	$207,627	10.00%
Bank	295,499	14.36	164,659	8.00	205,824	10.00
Common equity tier 1 (to risk-weighted assets)
Consolidated	267,884	12.90	93,432	4.50	134,957	6.50
Bank	269,759	13.11	92,621	4.50	133,786	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	277,884	13.38	124,576	6.00	166,101	8.00
Bank	269,759	13.11	123,495	6.00	164,659	8.00
Tier 1 capital (to average total assets)
Consolidated	277,884	11.39	97,580	4.00	121,975	5.00
Bank	269,759	11.10	97,204	4.00	121,504	5.00

As of December 31, 2023
Total risk-based capital (to risk-weighted assets)
Consolidated	$298,293	14.43%	$165,370	8.00%	$206,712	10.00%
Bank	287,206	14.02	163,911	8.00	204,889	10.00
Common equity tier 1 (to risk-weighted assets)
Consolidated	262,454	12.70	93,020	4.50	134,363	6.50
Bank	261,584	12.76	92,200	4.50	133,178	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	272,454	13.18	124,027	6.00	165,370	8.00
Bank	261,584	12.76	122,934	6.00	163,911	8.00
Tier 1 capital (to average total assets)
Consolidated	272,454	11.14	97,800	4.00	122,250	5.00
Bank	261,584	10.74	97,355	4.00	121,693	5.00

*Prompt Corrective Action requirements only apply to the Bank.

NOTE 12. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2023 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic and market conditions, including the impact of inflation, legislative and regulatory conditions and the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of the COVID-19 pandemic on our employees, operations and customers.

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

Earnings Summary

Net income totaled $9.6 million, or $0.93 per diluted share for the quarter ended March 31, 2024, compared to $10.3 million, or $0.96 per diluted share for the same period in 2023. Return on average assets and average common equity for the quarter were 1.58 percent and 14.49 percent, respectively, compared to 1.72 percent and 17.14 percent for the same period in 2023.

First quarter highlights include:

●	Net interest income decreased 0.3 percent compared to the prior year’s quarter, primarily due to the interest expense on deposits increasing faster than interest income on loans.
●	Net interest margin equaled 4.09 percent this quarter compared to 4.19 percent in the prior year’s quarter. The decrease was primarily due to the cost of interest-bearing liabilities increasing faster than the yield of interest-earning assets.
●	The provision for credit losses on loans and off-balance sheet items was $643 thousand for the quarter ended March 31, 2024, compared to $108 thousand in provision for credit losses on loans and off-balance sheet items for the prior year’s quarter.
●	Noninterest income increased 21.2 percent compared to the prior year’s quarter, primarily due to an increase in net securities gains and gains on sale of mortgage loans.
●	Noninterest expense increased 6.2 percent compared to the prior year’s quarter, primarily due to increased compensation and benefits, advertising and loan related expenses.
●	The effective tax rate was 25.0 percent compared to 25.4 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended March 31,
	2024	2023
Net income per common share - Basic (1)	$0.95	$0.98
Net income per common share - Diluted (2)	$0.93	$0.96
Return on average assets	1.58%	1.72%
Return on average equity (3)	14.49%	17.14%
Efficiency ratio (4)	47.57%	44.56%
Equity to assets ratio (5)	10.39%	9.71%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.
(5)	Defined as equity divided by total assets.

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and fees earned on loans, versus interest paid on interest-bearing liabilities. Interest-earning assets include loans to individuals and businesses, investment securities and interest-earning deposits. Interest-bearing liabilities include interest-bearing demand, savings, brokered and time deposits, FHLB advances and other borrowings.

During the quarter ended March 31, 2024, tax-equivalent net interest income amounted to $23.8 million, a decrease of $0.1 million or 0.3 percent when compared to the same period in 2023. The net interest margin decreased 10 basis points to 4.09 percent for the three months ended March 31, 2024, compared to 4.19 percent for the same period in 2023.

During the three months ended March 31, 2024, tax-equivalent interest income was $38.0 million, an increase of $4.6 million or 13.7 percent when compared to the same period in 2023. This increase was mainly driven by the increases in the yield on securities, the balance of average loans and the yield on loans.

●	Of the $4.6 million net increase in interest income on a tax-equivalent basis, $4.2 million is due to an increase in yields on earning assets and $0.4 million is due to an increase in average earning assets.
●	The average volume of interest-earning assets increased $29.6 million to $2.3 billion for the first quarter of 2024. This was due primarily to a $41.0 million increase in average loans, partially offset by a $3.6 million decrease in average investment securities and a $5.8 million decrease in average FHLB stock.
●	The yield on total interest-earning assets increased 67 basis points to 6.51 percent for the three months ended March 31, 2024 when compared to the same period in 2023. The yield on the loan portfolio increased 64 basis points to 6.46 percent.

Total interest expense was $14.1 million for the three months ended March 31, 2024, an increase of $4.7 million or 49.3 percent compared to the same period in 2023. This increase was driven by the increased rates and volume of time deposits, increased rates on savings deposits, increased rates and volume for demand deposits and increased rates and volume of brokered deposits, partially offset by a decline in volume of savings deposits and decreased rates and volume of borrowed funds and subordinated debentures.

●	Of the $4.7 million increase in interest expense, $4.8 million was due to increased costs of average interest-bearing liabilities, partially offset by a $0.1 million decrease volume and mix shift in liability categories.
●	Interest-bearing liabilities averaged $1.7 billion for the first quarter of 2024, an increase of $50.3 million compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities increased 99 basis points to 3.26 percent. The cost of interest-bearing deposits increased 140 basis points to 3.10 percent for the first quarter of 2024 and the cost of borrowed funds and subordinated debentures decreased 3 basis points to 4.41 percent.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	March 31, 2024			March 31, 2023
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$30,685	$420	5.50%	$32,778	$333	4.12%
FHLB stock	11,000	280	10.23	16,776	331	7.99
Securities:
Taxable	134,874	1,849	5.48	138,379	1,739	5.03
Tax-exempt	1,658	18	4.47	1,753	20	4.49
Total securities (A)	136,532	1,867	5.47	140,132	1,759	5.02
Loans:
SBA loans	58,120	1,333	9.17	66,625	1,404	8.43
SBA PPP loans	2,215	8	1.38	4,243	77	7.26
Commercial loans	1,281,600	20,830	6.43	1,199,577	17,401	5.80
Residential mortgage loans	625,451	9,219	5.90	614,936	8,109	5.27
Consumer loans	70,250	1,402	7.90	77,121	1,354	7.02
Residential construction loans	129,720	2,578	7.86	163,821	2,586	6.31
Total loans (B)	2,167,356	35,370	6.46	2,126,323	30,931	5.82
Total interest-earning assets	$2,345,573	$37,937	6.51%	$2,316,009	$33,354	5.84%

Noninterest-earning assets:
Cash and due from banks	23,220			22,738
Allowance for credit losses	(26,059)			(25,778)
Other assets	94,001			111,104
Total noninterest-earning assets	91,162			108,064
Total assets	$2,436,735			2,424,073

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$324,829	$1,710	2.12%	$286,172	$965	1.37%
Savings deposits	503,071	3,144	2.51	536,021	1,554	1.18
Brokered deposits	243,592	2,295	3.79	236,724	1,562	2.68
Time deposits	465,166	4,699	4.06	286,354	1,563	2.21
Total interest-bearing deposits	1,536,658	11,848	3.10	1,345,271	5,644	1.70
Borrowed funds and subordinated debentures	201,335	2,248	4.41	342,398	3,799	4.44
Total interest-bearing liabilities	$1,737,993	$14,096	3.26%	$1,687,669	$9,443	2.27%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	403,847			468,407
Other liabilities	28,747			24,541
Total noninterest-bearing liabilities	432,594			492,948
Total shareholders' equity	266,148			243,456
Total liabilities and shareholders' equity	$2,436,735			$2,424,073

Net interest spread		$23,841	3.25%		$23,911	3.57%
Tax-equivalent basis adjustment		—			(1)
Net interest income		$23,841			$23,910
Net interest margin			4.09%			4.19%

(A) Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.

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

	For the three months ended March 31, 2024 versus March 31, 2023
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$(23)	$110	$87
FHLB stock	(132)	81	(51)
Securities	(47)	154	107
Loans	565	3,874	4,439
Total interest income	$363	$4,219	$4,582
Interest expense:
Demand deposits	$147	$598	$745
Savings deposits	(102)	1,692	1,590
Brokered deposits	48	685	733
Time deposits	1,340	1,796	3,136
Total interest-bearing deposits	1,433	4,771	6,204
Borrowed funds and subordinated debentures	(1,526)	(25)	(1,551)
Total interest expense	(93)	4,746	4,653
Net interest income - fully tax-equivalent	$456	$(527)	$(71)
Increase in tax-equivalent adjustment			2
Net interest income			$(69)

Provision for Credit Losses

The provision for credit losses for loans was $0.6 million during the three months ended March 31, 2024, compared to $0.1 million for the same period in 2023. The increase of $0.5 million was primarily driven by increases in the general and specific reserve calculations.

The provision for credit losses for off-balance sheet exposures totaled $2.0 thousand for the three months ended March 31, 2024, compared to none for the same period in 2023.

Each period’s credit loss provision is the result of management’s analysis of the loan portfolio and reflects changes in the size and composition of the portfolio, the level of net charge-offs, delinquencies, current and expected economic conditions and other internal and external factors impacting the risk within the loan portfolio. Additional information may be found under the captions “Financial Condition - Asset Quality” and “Financial Condition - Allowance for Credit Losses and Reserve for Unfunded Loan Commitments.” The current provision is considered appropriate under management’s assessment of the adequacy of the allowance for credit losses.

Income Tax Expense

For the quarter ended March 31, 2024, the Company reported income tax expense of $3.2 million for an effective tax rate of 25.0 percent, compared to income tax expense of $3.5 million and an effective tax rate of 25.4 percent for the prior year’s quarter.

Financial Condition at March 31, 2024

Total assets decreased $10.4 million or 0.4 percent, to $2.6 billion at March 31, 2024, when compared to year end 2023. This decrease was primarily due to decreases of $11.8 million in cash and cash equivalents and $2.5 million in FHLB stock, partially offset by increases of $3.0 million in securities and $2.4 million in gross loans, driven by commercial loan growth.

Total shareholders’ equity increased $5.3 million, when compared to year end 2023, due to earnings and an increase in common stock, partially offset by the repurchase of shares and dividends paid during the three months ended March 31, 2024.

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

AFS debt securities totaled $94.7 million at March 31, 2024, an increase of $2.9 million or 3.2 percent, compared to $91.8 million at December 31, 2023. This net increase was the result of:

●	$4.0 million in purchases,
●	Which were partially offset by $1.0 million in principal payments and maturities, and
●	$44 thousand in depreciation in the market value of the portfolio. At March 31, 2024, the portfolio had a net unrealized loss of $4.5 million compared to a net unrealized loss of $4.5 million at December 31, 2023. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.4 years and 5.6 years at March 31, 2024 and December 31, 2023, respectively. The effective duration of AFS debt securities amounted to 1.7 years at March 31, 2024 and December 31, 2023.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $36.1 million at March 31, 2024, a decrease of $33 thousand or 0.1 percent, compared to $36.1 million at December 31, 2023.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 16.9 years and 17.1 years at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the fair value of HTM securities was $29.1 million and $29.7 million, respectively. The effective duration of HTM securities amounted to 10.6 years and 10.9 years at March 31, 2024 and December 31, 2023, respectively.

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. Equity securities consist of Community Reinvestment Act ("CRA") mutual fund investments and the equity holdings of other financial institutions.

Equity securities totaled $7.9 million at March 31, 2024, an increase of $0.1 million or 1.7 percent, compared to $7.8 million at December 31, 2023.

Securities with a carrying value of $9.6 million and $9.7 million at March 31, 2024 and December 31, 2023, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, all securities were unencumbered by borrowings at March 31, 2024 and December 31, 2023.

Approximately 65 percent of the total debt security investment portfolio had a fixed rate of interest at March 31, 2024.

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

Total loans increased $2.4 million or 0.1 percent to $2.2 billion at March 31, 2024, compared to year end 2023. Commercial and SBA held for investment loans increased $13.9 million and $0.4 million, respectively, partially offset by decreases of $7.5 million, $4.0 million, $0.4 million and $0.2 million in residential construction, residential mortgage, consumer and SBA PPP loans, respectively.

Average loans increased $41.0 million or 1.9 percent to $2.2 billion the three months ended March 31, 2024 from $2.1 billion for the same period in 2023. The increase in average loans was due to increases in average commercial and residential mortgage, partially offset by decreases in average SBA, SBA PPP, consumer and residential construction loans. The yield on the overall loan portfolio increased 64 basis points to 6.46 percent for the three months ended March 31, 2024 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $18.4 million at March 31, 2024, an increase of $0.2 million from $18.2 million at December 31, 2023. SBA 7(a) loans held for investment amounted to $39.0 million at March 31, 2024, an increase of $0.4 million from $38.6 million at December 31, 2023. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 9.17 percent for the three months ended March 31, 2024, compared to 8.43 percent for the same period in the prior year. The Company sold $2.4 million of SBA loans during the three months ended March 31, 2024.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $77.2 million and $75.6 million in SBA loans were sold but serviced by the Company at March 31, 2024 and December 31, 2023, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.3 billion at March 31, 2024, an increase of $13.9 million from year end 2023. The yield on commercial loans was 6.43 percent for the three months ended March 31, 2024, compared to 5.80 percent for the same period in 2023. SBA 504 program loans, which consist of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. The commercial real estate sub-category includes both owner occupied and non-owner occupied commercial real estate related loans.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $627.5 million at March 31, 2024, a decrease of $4.0 million from year end 2023. Sales of conforming mortgage loans totaled $12.2 million for the three months ended March 31, 2024, compared to sales of $16.1 million in the prior year period. The yield on residential mortgages was 5.90 percent for the three months ended March 31, 2024, compared to 5.27 percent for the same period in 2023. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $72.3 million, a decrease of $0.4 million from year end 2023. The yield on consumer loans was 7.90 percent for the three months ended March 31, 2024, compared to 7.02 percent for the same period in 2023.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $123.8 million at March 31, 2024, a decrease of $7.5 million from year end 2023. The yield on residential construction loans was 7.86 percent for the three months ended March 31, 2024, compared to 6.31 percent for the same period in 2023.

There are no concentrations of loans to any borrowers or group of borrowers exceeding 10 percent of the total loan portfolio.

In the normal course of business, the Company may originate loan products whose terms could give rise to additional credit risk. Interest-only loans, loans with high LTV, construction loans with payments made from interest reserves and multiple loans supported by the same collateral (e.g. home equity loans) are examples of such products. However, these products are not material to the Company’s financial position and are closely managed via credit controls designed to mitigate their additional inherent risk. Management does not believe that these products create a concentration of credit risk in the Company’s loan portfolio. The Company does not have any option adjustable rate mortgage loans.

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At March 31, 2024 and December 31, 2023, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees, deferred costs and excluding the allowance for credit losses as of March 31, 2024 and December 31, 2023:

In thousands, except percentages	March 31, 2024%		December 31, 2023%
SBA Loans
SBA loans held for sale	$18,439	0.8%	$18,242	0.8%
SBA loans held for investment	39,009	1.8%	38,584	1.8%
SBA PPP	2,168	0.1%	2,318	0.1%
Total SBA Loans	59,616	2.7%	59,144	2.7%
Commercial Loans
Commercial Construction	142,345	6.5%	129,159	6.0%
SBA 504	38,128	1.8%	33,669	1.6%
Commercial & Industrial	133,409	6.1%	128,402	5.9%
Commercial Mortgage - Owner Occupied	512,616	23.6%	502,397	23.1%
Commercial Mortgage - Nonowner Occupied	412,325	19.0%	424,490	19.5%
Other	52,496	2.4%	59,343	2.7%
Total Commercial Loans	1,291,319	59.4%	1,277,460	58.8%
Residential Mortgage loans	627,464	28.9%	631,506	29.1%
Consumer Loans
Home equity	67,448	3.1%	67,037	3.0%
Consumer other	4,827	0.2%	5,639	0.3%
Total Consumer Loans	72,275	3.3%	72,676	3.3%
Residential Construction	123,783	5.7%	131,277	6.0%
Total Gross Loans	$2,174,457	100.0%	$2,172,063	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonperforming loans, including loans more than 90 days delinquent and still accruing, were $17.0 million at March 31, 2024, a $2.2 million decrease from $19.2 million at December 31, 2023 and a $2.5 million increase from $14.5 million at March 31, 2023, respectively. Since year end 2023, nonperforming loans in the residential mortgage and consumer segment decreased, offset by an increase in nonperforming SBA, commercial and residential construction loans. In addition, there were $138 thousand in loans past due 90 days or more and still accruing interest at March 31, 2024, compared to $946 thousand at December 31, 2023 and none at March 31, 2023. Further, there was no other real estate owned at March 31, 2024 or December 31, 2023 and $176 thousand in other real estate owned at March 31, 2023.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $12.8 million at March 31, 2024.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $26.1 million at March 31, 2024, compared to $25.9 million at December 31, 2023 and $26.2 million at March 31, 2023, with a resulting allowance to total loan ratio of 1.20 percent at March 31, 2024, 1.19 percent at December 31, 2023 and 1.23 at March 31, 2023. Net charge-offs amounted to $415 thousand for the three months ended March 31, 2024, compared to net recoveries of $50 thousand for the same period in 2023.

The Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified as Other liabilities. At March 31, 2024 and December 31, 2023, the commitment reserve totaled $0.6 million.

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

Total deposits increased $37.1 million to $2.0 billion at March 31, 2024 from year-end 2023. This increase was due to increases of $74.2 million in time deposits, $13.0 million in interest-bearing demand deposits and $6.7 million in savings deposits, partially offset by a decrease of $32.7 million in brokered deposits and $24.1 million in noninterest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2023 reflects a 17.4 percent increase in time deposits, 4.2 percent increase in interest-bearing demand deposits, and a 1.4 percent increase in savings deposits, partially offset by a 12.2 percent decrease in brokered deposits and a 5.7 percent decrease in noninterest-bearing demand deposits.

As of March 31, 2024, 17.2 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of March 31, 2024, consisted of 20.2 percent in noninterest-bearing demand deposits, 16.6 percent in interest-bearing demand deposits, 28.8 percent in savings deposits and 34.4 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $309.7 million and $366.7 million at March 31, 2024 and December 31, 2023, respectively, and are broken down in the following table:

(In thousands)	March 31, 2024	December 31, 2023
FHLB borrowings:
Non-overnight, fixed rate advances	$53,797	$109,438
Overnight advances	215,600	217,000
Puttable advances	30,000	30,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$309,707	$366,748

In March 2024, the FHLB issued a $165.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $25.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At March 31, 2024, the Company held $183.0 million of cash and cash equivalents. Further, the Company maintained approximately $546.0 million of funding available from various funding sources, including the FHLB, FRB Discount Window and other lines of credit. Additionally, the Company can pledge securities for further borrowing capacity. Total available funding plus cash on hand represented 215.6% of uninsured or uncollateralized deposits.

For the three months ended March 31, 2024, average FHLB Borrowings were $191.0 million with a weighted average cost of 4.35%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 7.172 percent at March 31, 2024 and 7.212 percent at December 31, 2023.

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

The following table presents the Company’s EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at March 31, 2024 and December 31, 2023:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2024
+300	$213,785	$(56,042)	(20.77)%	$89,741	$(8,617)	(8.76)%
+200	234,739	(35,088)	(13.00)	92,641	(5,717)	(5.81)
+100	253,460	(16,367)	(6.07)	95,467	(2,891)	(2.94)
0	269,827	—	—	98,358	—	—
-100	281,736	11,909	4.41	100,482	2,124	2.16
-200	287,421	17,594	6.52	101,927	3,569	3.63
-300	287,929	18,102	6.71	102,883	4,525	4.60
December 31, 2023
+300	$215,239	$(53,748)	(19.98)%	$91,747	$(7,977)	(8.00)%
+200	235,749	(33,238)	(12.36)	94,405	(5,319)	(5.33)
+100	254,242	(14,745)	(5.48)	96,984	(2,740)	(2.75)
0	268,987	—	—	99,724	—	—
-100	273,517	4,530	1.68	101,391	1,667	1.67
-200	286,813	17,826	6.63	102,987	3,263	3.27
-300	281,661	12,674	4.71	102,858	3,134	3.14

Liquidity, Off Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of March 31, 2024:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,718	$30	$920	$907	$5,575
Contractual obligations:
Time deposits and brokered time deposits	589,484	73,792	12,425	108	675,809
Borrowed funds and subordinated debentures	260,038	4,359	35,000	10,310	309,707
Total off-balance sheet arrangements and contractual obligations	$853,240	$78,181	$48,345	$11,325	$991,091

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At March 31, 2024, the balance of cash and cash equivalents was $183.0 million, a decrease of $11.8 million from December 31, 2023. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $15.8 million and $13.6 million of net cash for the three months ended March 31, 2024 and 2023, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as stock compensation expense and the net change in other assets and liabilities.

Investing activities used $3.0 million and $19.9 million in net cash for the three months ended March 31, 2024 and 2023, respectively. Cash was primarily used to fund new loans and purchase securities.

●	Securities. The Company’s available for sale investment portfolio amounted to $94.7 million and $91.8 million at March 31, 2024 and December 31, 2023, respectively. Projected cash flows from securities based on current estimates over the next twelve months are $8.1 million.
●	Loans. The SBA loans held for sale portfolio amounted to $18.4 million and $18.2 million at March 31, 2024 and December 31, 2023, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Commitments. The Company was committed to advance approximately $289.5 million to its borrowers as of March 31, 2024, compared to $312.5 million at December 31, 2023. At March 31, 2024, $131.5 million of these commitments expire within one year, compared to $149.3 million at December 31, 2023. The Company had $5.6 million and $5.7 million in standby letters of credit at March 31, 2024 and December 31, 2023, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities used $24.5 million and provided $18.5 million in net cash for the three months ended March 31, 2024 and 2023, primarily due to net increase in deposits, offset by repayments of short-term borrowings.

●	Deposits. As of March 31, 2024, deposits included $373.2 million of government deposits, as compared to $346.3 million at year end 2023. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $344.4 million of deposits from 20 municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $299.4 million and $374.0 million as of March 31, 2024 and December 31, 2023, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At March 31, 2024, pledging provided an additional $546.0 million in borrowing potential from the FHLB, FRB and other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB.

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of March 31, 2024, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

The following table presents information regarding the Company’s consolidated capital levels, as well as, the Bank’s regulatory capital levels at March 31, 2024 and December 31, 2023.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations*
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2024
Total risk-based capital (to risk-weighted assets)
Consolidated	$303,846	14.63%	$166,101	8.00%	$207,627	10.00%
Bank	295,499	14.36	164,659	8.00	205,824	10.00
Common equity tier 1 (to risk-weighted assets)
Consolidated	267,884	12.90	93,432	4.50	134,957	6.50
Bank	269,759	13.11	92,621	4.50	133,786	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	277,884	13.38	124,576	6.00	166,101	8.00
Bank	269,759	13.11	123,495	6.00	164,659	8.00
Tier 1 capital (to average total assets)
Consolidated	277,884	11.39	97,580	4.00	121,975	5.00
Bank	269,759	11.10	97,204	4.00	121,504	5.00

As of December 31, 2023
Total risk-based capital (to risk-weighted assets)
Consolidated	$298,293	14.43%	$165,370	8.00%	$206,712	10.00%
Bank	287,206	14.02	163,911	8.00	204,889	10.00
Common equity tier 1 (to risk-weighted assets)
Consolidated	262,454	12.70	93,020	4.50	134,363	6.50
Bank	261,584	12.76	92,200	4.50	133,178	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	272,454	13.18	124,027	6.00	165,370	8.00
Bank	261,584	12.76	122,934	6.00	163,911	8.00
Tier 1 capital (to average total assets)
Consolidated	272,454	11.14	97,800	4.00	122,250	5.00
Bank	261,584	10.74	97,355	4.00	121,693	5.00

*Prompt Corrective Action requirements only apply to the Bank.

Shareholders’ Equity

Repurchase Plan

On April 27, 2023, the Board authorized a new repurchase plan of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock. A total 149,997 shares were repurchased at a weighted average price of $27.14 during the three months ended March 31, 2024.  As of March 31, 2024, 264 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1, 2024 through January 31, 2024	—	$—	—	413,747
February 1, 2024 through February 29, 2024	28,709	26.86	28,709	385,038
March 1, 2024 through March 31, 2024	121,288	27.20	121,288	263,750

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2024, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of March 31, 2024 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2023.

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

UNITY BANCORP, INC.

Dated:	May 08, 2024	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer