Form 10-Q
period 2024-06-30
UNITY BANCORP INC /NJ/
filed 2024-08-06
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2024 common stock, no par value: 9,979,668 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$31,180	$20,668
Interest-bearing deposits	166,238	174,108
Cash and cash equivalents	197,418	194,776
Securities:
Debt securities available for sale ("AFS"), at fair value	99,081	91,765
Debt securities held to maturity ("HTM"), at amortized cost	36,157	36,122
Equity securities, at fair value	9,949	7,802
Total securities	145,187	135,689
Loans:
SBA loans held for sale	15,159	18,242
SBA loans held for investment	38,017	38,584
SBA PPP loans	1,734	2,318
Commercial loans	1,318,208	1,277,460
Residential mortgage loans	624,949	631,506
Consumer loans	69,280	72,676
Residential construction loans	103,188	131,277
Total loans	2,170,535	2,172,063
Allowance for credit losses	(26,107)	(25,854)
Net loans	2,144,428	2,146,209
Premises and equipment, net	19,073	19,567
Bank owned life insurance ("BOLI")	25,483	25,230
Deferred tax assets, net	13,294	12,552
Federal Home Loan Bank ("FHLB") stock	14,957	18,435
Accrued interest receivable	13,257	13,582
Goodwill	1,516	1,516
Prepaid expenses and other assets	23,094	10,951
Total assets	$2,597,707	$2,578,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$422,001	$419,636
Interest-bearing demand	301,480	312,208
Savings	505,586	497,491
Brokered deposits	221,990	268,408
Time deposits	559,774	426,397
Total deposits	2,010,831	1,924,140
Borrowed funds	274,798	356,438
Subordinated debentures	10,310	10,310
Accrued interest payable	1,657	1,924
Accrued expenses and other liabilities	26,716	24,265
Total liabilities	2,324,312	2,317,077
Shareholders’ equity:
Common stock	102,226	100,426
Retained earnings	207,534	191,108
Treasury stock	(33,285)	(27,367)
Accumulated other comprehensive loss	(3,080)	(2,737)
Total shareholders’ equity	273,395	261,430
Total liabilities and shareholders’ equity	$2,597,707	$2,578,507

Common shares at period end
Shares issued	11,555	11,424
Shares outstanding	9,975	10,063
Treasury shares	1,580	1,361

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
INTEREST INCOME
Interest-bearing deposits	$435	$441	$855	$775
FHLB stock	180	343	460	674
Securities:
Taxable	1,749	1,798	3,598	3,537
Tax-exempt	17	19	35	38
Total securities	1,766	1,817	3,633	3,575
Loans:
SBA loans	1,276	1,403	2,609	2,807
SBA PPP loans	11	27	19	104
Commercial loans	21,160	18,621	41,990	36,022
Residential mortgage loans	9,316	8,532	18,535	16,641
Consumer loans	1,390	1,471	2,792	2,825
Residential construction loans	2,453	2,737	5,031	5,323
Total loans	35,606	32,791	70,976	63,722
Total interest income	37,987	35,392	75,924	68,746
INTEREST EXPENSE
Interest-bearing demand deposits	2,010	1,331	3,720	2,296
Savings deposits	3,349	1,993	6,493	3,548
Brokered deposits	2,181	1,857	4,476	3,419
Time deposits	5,832	2,564	10,531	4,126
Borrowed funds and subordinated debentures	1,191	4,125	3,439	7,924
Total interest expense	14,563	11,870	28,659	21,313
Net interest income	23,424	23,522	47,265	47,433
Provision for credit losses, loans	266	777	907	885
Provision for credit losses, off-balance sheet	13	(84)	15	(84)
Provision for credit losses, AFS debt securities	646	—	646	—
Net interest income after provision for credit losses	22,499	22,829	45,697	46,632
NONINTEREST INCOME
Branch fee income	266	228	509	463
Service and loan fee income	467	491	924	993
Gain on sale of SBA loans held for sale, net	305	586	543	896
Gain on sale of mortgage loans, net	266	463	586	707
BOLI income	189	84	254	164
Net security gains (losses)	20	(164)	74	(487)
Other income	520	427	861	796
Total noninterest income	2,033	2,115	3,751	3,532
NONINTEREST EXPENSE
Compensation and benefits	7,121	7,271	14,478	14,361
Processing and communications	840	663	1,746	1,467
Occupancy	815	779	1,613	1,549
Furniture and equipment	819	690	1,503	1,379
Professional services	405	296	841	723
Advertising	397	443	797	703
Loan related expenses	351	130	735	305
Deposit insurance	321	617	660	965
Director fees	231	203	478	420
Other expenses	680	743	1,261	1,391
Total noninterest expense	11,980	11,835	24,112	23,263
Income before provision for income taxes	12,552	13,109	25,336	26,901
Provision for income taxes	3,098	3,409	6,296	6,914
Net income	$9,454	$9,700	$19,040	$19,987
Net income per common share – Basic	$0.94	$0.96	$1.89	$1.94
Net income per common share – Diluted	$0.93	$0.95	$1.86	$1.91
Weighted average common shares outstanding – Basic	10,016	10,103	10,072	10,319
Weighted average common shares outstanding – Diluted	10,149	10,203	10,212	10,444

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	June 30, 2024			June 30, 2023

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$12,552	$3,098	$9,454	$13,109	$3,409	$9,700
Other comprehensive (loss) income before reclassifications
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(118)	(29)	(89)	(683)	(166)	(517)
Less: reclassification adjustment for losses on securities included in net income	—	—	—	—	—	—
Total unrealized losses on securities available for sale	(118)	(29)	(89)	(683)	(166)	(517)
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding (losses) gains on cash flow hedges arising during the period	(429)	(122)	(307)	319	90	229
Less: reclassification adjustment for (gains) losses on cash flow hedges included in net income	(238)	(70)	(168)	219	63	156
Total unrealized (losses) gains on cash flow hedges	(191)	(52)	(139)	100	27	73
Total other comprehensive loss	(309)	(81)	(228)	(583)	(139)	(444)
Total comprehensive income	$12,243	$3,017	$9,226	$12,526	$3,270	$9,256

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

	For the six months ended
	June 30, 2024			June 30, 2023
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$25,336	$6,296	$19,040	$26,901	$6,914	$19,987
Other comprehensive (loss) income
Debt securities available for sale:
Unrealized holding losses on securities arising during the period	(162)	(39)	(123)	(324)	(74)	(250)
Less: reclassification adjustment for losses on securities included in net income	—	—	—	—	—	—
Total unrealized losses on securities available for sale	(162)	(39)	(123)	(324)	(74)	(250)
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(780)	(222)	(558)	(552)	(140)	(412)
Less: reclassification adjustment for (gains) losses on cash flow hedges included in net income	(476)	(138)	(338)	(418)	(119)	(299)
Total unrealized losses on cash flow hedges	(304)	(84)	(220)	(134)	(21)	(113)
Total other comprehensive loss	(466)	(123)	(343)	(458)	(95)	(363)
Total comprehensive income	$24,870	$6,173	$18,697	$26,443	$6,819	$19,624

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands)	Shares	Amount	earnings	stock	loss	equity
Balance, December 31, 2023	10,063	$100,426	$191,108	$(27,367)	$(2,737)	$261,430
Net income	—	—	9,586	—	—	9,586
Other comprehensive loss, net of tax	—	—	—	—	(115)	(115)
Dividends on common stock ($0.13 per share)	2	53	(1,314)	—	—	(1,261)
Share-based compensation (1)	129	1,197	—	—	—	1,197
Treasury stock purchased, at cost	(150)	—	—	(4,076)	—	(4,076)
Balance, March 31, 2024	10,044	$101,676	$199,380	$(31,443)	$(2,852)	$266,761
Net income	—	—	9,454	—	—	9,454
Other comprehensive loss, net of tax	—	—	—	—	(228)	(228)
Dividends on common stock ($0.13 per share)	2	52	(1,300)	—	—	(1,248)
Share-based compensation (1)	(2)	498	—	—	—	498
Treasury stock purchased, at cost	(69)	—	—	(1,842)	—	(1,842)
Balance, June 30, 2024	9,975	$102,226	$207,534	$(33,285)	$(3,080)	$273,395

					Accumulated
					other		Total
	Common Stock		Retained	Treasury	comprehensive		shareholders’
(In thousands)	Shares	Amount	earnings	stock	(loss) income	aa	equity
Balance, December 31, 2022	10,584	$97,204	$156,958	$(11,675)	$(3,260)		$239,227
Net income	—	—	10,287	—	—		10,287
Other comprehensive income, net of tax	—	—	—	—	81		81
Dividends on common stock ($0.12 per share)	2	46	(1,261)	—	—		(1,215)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	—	—	(649)	—	—		(649)
Share-based compensation (1)	44	947	—	—	—		947
Treasury stock purchased, at cost	(338)	—	—	(8,219)	—		(8,219)
Balance, March 31, 2023	10,292	$98,197	$165,335	$(19,894)	$(3,179)		$240,459
Net income	—	—	9,700	—	—		9,700
Other comprehensive loss, net of tax	—	—	—	—	(444)		(444)
Dividends on common stock ($0.12 per share)	2	47	(1,212)	—	—		(1,165)
Share-based compensation (1)	50	666	—	—	—		666
Treasury stock purchased, at cost	(225)	—	—	(5,143)	—		(5,143)
Balance, June 30, 2023	10,119	$98,910	$173,823	$(25,037)	$(3,623)		$244,073

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$19,040	$19,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	907	885
Provision for credit losses, AFS debt Securities	646	—
Net accretion of purchase premiums and discounts on securities	(130)	(29)
Depreciation and amortization	764	659
PPP deferred fees and costs	(9)	(73)
Deferred income tax benefit	(618)	(301)
Net realized security gains	(62)	(222)
Stock compensation expense	926	840
Gain on sale of mortgage loans, net	(586)	(707)
Gain on sale of SBA loans held for sale, net	(543)	(896)
BOLI income	(254)	(164)
Net change in other assets and liabilities	(12,768)	(11,309)
Net cash provided by operating activities	7,313	8,670
INVESTING ACTIVITIES
Purchases of equity securities	(2,247)	(168)
Purchases of securities available for sale	(10,500)	—
Proceeds from redemption of FHLB stock, at cost, net	3,478	(2,365)
Maturities and principal payments on securities held to maturity	100	101
Maturities and principal payments on securities available for sale	2,371	2,103
Proceeds from sales of equity securities	221	1,269
Net decrease in SBA PPP loans	593	3,425
Net decrease (increase) in loans	4,135	(63,046)
Purchases of premises and equipment	(215)	(580)
Net cash used in investing activities	(2,064)	(59,261)
FINANCING ACTIVITIES
Net increase in deposits	86,691	62,000
(Repayments of) proceeds from short-term borrowings	(96,000)	35,000
Proceeds from long-term borrowings	14,360	5,000
Proceeds from exercise of stock options	769	773
Dividends on common stock	(2,509)	(2,381)
Purchase of treasury stock, including excise tax accrual	(5,918)	(13,360)
Net cash (used in) provided by financing activities	(2,607)	87,032
Increase in cash and cash equivalents	2,642	36,441
Cash and cash equivalents, beginning of year	194,776	114,793
Cash and cash equivalents, end of period	$197,418	$151,234
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$28,926	$21,289
Income taxes paid	6,617	3,557
Noncash activities:
Capitalization of servicing rights	152	429
Transfer of loans to OREO	—	251

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2024

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of management, are necessary for the fair presentation of interim results. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

An unexpected influx of withdrawal of deposits could adversely impact the Company's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income	$9,454	$9,700	$19,040	$19,987
Weighted average common shares outstanding - Basic	10,016	10,103	10,072	10,319
Plus: Potential dilutive common stock equivalents	133	100	140	125
Weighted average common shares outstanding - Diluted	10,149	10,203	10,212	10,444
Net income per common share - Basic	$0.94	$0.96	$1.89	$1.94
Net income per common share - Diluted	0.93	0.95	1.86	1.91
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	50	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023, net of tax:

	For the three months ended June 30, 2024
			Accumulated
	Net unrealized	Net unrealized	other
	losses on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	loss
Balance, beginning of period	$(3,442)	$590	$(2,852)
Other comprehensive loss before reclassifications	(89)	(307)	(396)
Less amounts reclassified from accumulated other comprehensive loss	—	(168)	(168)
Period change	(89)	(139)	(228)
Balance, end of period	$(3,531)	$451	$(3,080)

	For the three months ended June 30, 2023

		Net unrealized	Accumulated
	Net unrealized	gains	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	(loss) income
Balance, beginning of period	$(4,115)	$936	$(3,179)
Other comprehensive (loss) income before reclassifications	(516)	228	(288)
Less amounts reclassified from accumulated other comprehensive loss	—	156	156
Period change	(516)	72	(444)
Balance, end of period	$(4,631)	$1,008	$(3,623)

	For the six months ended June 30, 2024
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(3,408)	$671	$(2,737)
Other comprehensive loss before reclassifications	(123)	(558)	(681)
Less amounts reclassified from accumulated other comprehensive loss	—	(338)	(338)
Period change	(123)	(220)	(343)
Balance, end of period	$(3,531)	$451	$(3,080)

	For the six months ended June 30, 2023
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(4,381)	$1,121	$(3,260)
Other comprehensive loss before reclassifications	(250)	(412)	(662)
Less amounts reclassified from accumulated other comprehensive loss	—	(299)	(299)
Period change	(250)	(113)	(363)
Balance, end of period	$(4,631)	$1,008	$(3,623)

NOTE 5. Fair Value

Fair Value Measurement

The Company follows Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurement and Disclosures,” which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company utilizes techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed as follows

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

As of June 30, 2024, the fair value of the Company’s AFS debt securities portfolio was $99.1 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at June 30, 2024. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at June 30, 2024.  The valuation of these corporate bonds are determined using broker quotes or third-party vendor prices that are not adjusted by management.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

The following table presents a reconciliation of the Level 3 AFS debt securities measured at fair value on a recurring basis for the six months ended June 30, 2024 and 2023:

	Corporate debt & other securities
	For the six months ended
(In thousands)	June 30, 2024	June 30, 2023
Balance of Recurring Level 3 assets at January 1	$7,979	$4,675
Activity
Unrealized holding losses on securities arising during the period	(646)	(344)
Balance of recurring Level 3 assets at June 30	$7,333	$4,331

Equity Securities with Readily Determinable Fair Values

As of June 30, 2024, the fair value of the Company’s equity securities portfolio was $9.9 million.

All of the Company’s equity securities were classified as Level 1 assets at June 30, 2024.

Interest Rate Swap Agreements

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

There were no material changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2024, as compared to the periods ended December 31, 2023 and June 30, 2023.

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,537	$—	$14,537	$—
State and political subdivisions	346	—	346	—
Residential mortgage-backed securities	12,959	—	12,959	—
Corporate and other securities	71,239	—	63,906	7,333
Total debt securities available for sale	$99,081	$—	$91,748	$7,333

Equity securities with readily determinable fair values	$9,949	$9,949	$—	$—
Total equity securities	$9,949	$9,949	$—	$—

Interest rate swap agreements	$614	$—	$614	$—
Total swap agreements	$614	$—	$614	$—

	Fair value Measurements at December 31, 2023
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,033	$—	$16,033	$—
State and political subdivisions	360	—	360	—
Residential mortgage-backed securities	14,077	—	14,077	—
Corporate and other securities	61,295	—	53,316	7,979
Total debt securities available for sale	$91,765	$—	$83,786	$7,979

Equity securities with readily determinable fair values	$7,802	$7,802	$—	$—
Total equity securities	$7,802	$7,802	$—	$—

Interest rate swap agreements	$918	$—	$918	$—
Total swap agreements	$918	$—	$918	$—

There were no liabilities measured on a recurring basis as of June 30, 2024 or December 31, 2023.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at June 30, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,444	$—	$—	$6,444

Fair Value Measurements at December 31, 2023
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$4,755	$—	$—	$4,755

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

The valuation allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At June 30, 2024, the valuation allowance for individually evaluated loans was $1.2 million, compared to $1.0 million at December 31, 2023.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2024 and December 31, 2023 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,157	$—	$29,007	$—
SBA loans held for sale	15,159	—	16,118	—
Loans, net of allowance for credit losses	2,129,269	—	2,026,813	6,444
Financial liabilities:
Deposits	2,010,831	—	2,002,396	—
Borrowed funds and subordinated debentures	285,108	—	284,509	—

	December 31, 2023
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,122	$—	$29,656	$—
SBA loans held for sale	18,242	—	19,175	—
Loans, net of allowance for credit losses	2,127,967	—	2,027,084	4,755
Financial liabilities:
Deposits	1,924,140	—	1,915,022	—
Borrowed funds and subordinated debentures	366,748	—	365,879	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Estimated
(In thousands)	cost	gains	losses	losses	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(463)	$—	$14,537
State and political subdivisions	377	—	(31)	—	346
Residential mortgage-backed securities	14,597	26	(1,664)	—	12,959
Corporate and other securities	75,704	295	(2,831)	(1,929)	71,239
Total debt securities available for sale	$105,678	$321	$(4,989)	$(1,929)	$99,081
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,736)	$—	$23,264
State and political subdivisions	1,203	68	—	—	1,271
Residential mortgage-backed securities	6,954	—	(2,482)	—	4,472
Total debt securities held to maturity	$36,157	$68	$(7,218)	$—	$29,007

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Estimated
(In thousands)	cost	gains	losses	losses	fair value
Available for sale:
U.S. Government sponsored entities	$16,490	$—	$(457)	$—	$16,033
State and political subdivisions	388	—	(28)	—	360
Residential mortgage-backed securities	15,473	30	(1,426)	—	14,077
Corporate and other securities	65,203	251	(2,876)	(1,283)	61,295
Total debt securities available for sale	$97,554	$281	$(4,787)	$(1,283)	$91,765
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,419)	$—	$23,581
State and political subdivisions	1,272	90	—	—	1,362
Residential mortgage-backed securities	6,850	—	(2,137)	—	4,713
Total debt securities held to maturity	$36,122	$90	$(6,556)	$—	$29,656

For six months ended June 30, 2024 there was a $0.6 million provision for credit loss on AFS debt securities compared to no provision for credit loss on AFS debt securities for the six months ended June 30, 2023. The impairment was entirely attributable to the same corporate debt security for which a partial provision was taken in the fourth quarter of 2023. The company owns $5 million in par of this position and moved the position into non-accrual status during the three months ending June 30, 2024. The net carrying value of the position was $3.1 million as of June 30, 2024.

The contractual maturities of available for sale and held for maturity debt securities at June 30, 2024 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$3,285	$3,155
Due after one year through five years	30,495	27,211
Due after five years through ten years	15,789	14,171
Due after ten years	41,512	41,585
Residential mortgage-backed securities	14,597	12,959
Total	$105,678	$99,081
Held to maturity:
Due in one year	$—	$—
Due after one year through five years	3,000	2,910
Due after five years through ten years	—	—
Due after ten years	26,203	21,625
Residential mortgage-backed securities	6,954	4,472
Total	$36,157	$29,007

Actual maturities of available for sale and held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturitiy without penalty.

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,537	$(463)	$14,537	$(463)
State and political subdivisions	—	—	346	(31)	346	(31)
Residential mortgage-backed securities	—	—	12,919	(1,664)	12,919	(1,664)
Corporate and other securities	1,998	(2)	22,878	(2,829)	24,876	(2,831)
Total	$1,998	$(2)	$50,680	$(4,987)	$52,678	$(4,989)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,264	$(4,736)	$23,264	$(4,736)
Residential mortgage-backed securities	—	$—	4,472	(2,482)	4,472	(2,482)
Total	$—	$—	$27,736	$(7,218)	$27,736	$(7,218)

	December 31, 2023
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$16,033	$(457)	$16,033	$(457)
State and political subdivisions	—	—	360	(28)	360	(28)
Residential mortgage-backed securities	—	—	13,949	(1,426)	13,949	(1,426)
Corporate and other securities	—	—	54,827	(2,876)	54,827	(2,876)
Total temporarily impaired AFS securities	$—	$—	$85,169	$(4,787)	$85,169	$(4,787)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,581	$(4,419)	$23,581	$(4,419)
Residential mortgage-backed securities	—	—	4,713	(2,137)	4,713	(2,137)
Total temporarily impaired HTM securities	$—	$—	$28,294	$(6,556)	$28,294	$(6,556)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At June 30, 2024, there was $1.3 million of accrued interest on securities. At December 31, 2023, there was $1.5 million of accrued interest on securities.

Realized Gains and Losses on Debt Securities

Net realized gains on debt securities are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no realized gains or losses on available for sale debt securities during the three and six months ended June 30, 2024 and 2023. There were no realized gains or losses for held to maturity debt securities during the three and six months ended June 30, 2024 and 2023.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Net unrealized (losses) gains occurring during the period on equity securities	$(21)	$(164)	$12	$(709)
Net gains recognized during the period on equity securities sold during the period	41	—	62	222
Gains (losses) recognized during the reporting period on equity securities	$20	$(164)	$74	$(487)

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for credit losses as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
SBA loans held for investment	$38,017	$38,584
SBA PPP loans	1,734	2,318
Commercial loans
SBA 504 loans	39,195	33,669
Commercial & industrial	147,172	128,402
Commercial real estate	1,006,092	986,230
Commercial real estate construction	125,749	129,159
Residential mortgage loans	624,949	631,506
Consumer loans
Home equity	65,065	67,037
Consumer other	4,215	5,639
Residential construction loans	103,188	131,277
Total loans held for investment	$2,155,376	$2,153,821
SBA loans held for sale	15,159	18,242
Total loans	$2,170,535	$2,172,063

Loans are made to individuals and commercial entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank, most notably in New Jersey. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type. A description of the Company’s different loan segments follows:

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

Commercial Loans: Commercial credit is extended primarily to middle market and small business customers. Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. In most cases, these loans are secured by underlying real estate collateral. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Loans will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

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

Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan. A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans. The Company minimizes its credit risk by loan diversification and adhering to credit administration policies and procedures. Due diligence on loans begins when the Company initiates contact regarding a loan with a borrower. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan and other factors, are analyzed before a loan is submitted for approval. The commercial loan portfolio is then subject to on-going internal reviews for credit quality which in part is derived from ongoing collection and review of borrowers’ financial information, as well as independent credit reviews performed by an independent external firm.

The Company’s extension of credit is governed by the Loan Policy which was established to control the quality of the Company’s loans. This policy and the underlying procedures are reviewed and approved by the Board of Directors on a regular basis.

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

Substandard: These loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

Nonaccrual and Past Due Loans

Nonaccrual loans consist of loans that are not accruing interest as a result of principal or interest being in default, typically for a period of 90 days or more or when the ability to collect principal and interest according to the contractual terms is in doubt. When a loan is classified as nonaccrual, interest accruals are discontinued and all past due interest previously recognized as income is reversed and charged against current period earnings. Generally, until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines that the financial condition of the borrower and other factors merit recognition of a portion of such payments as interest income. Generally, loans may be returned to an accrual status when the ability to collect is reasonably assured and when the loan is brought current as to principal and interest. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The Company values its collateral through the use of appraisals, broker price opinions and knowledge of its local market.

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,816	$—	$—	$3,813	$5,629	$32,388	$38,017
Commercial loans
SBA 504 loans	—	—	—	—	—	39,195	39,195
Commercial & industrial	—	9	—	84	93	147,079	147,172
Commercial real estate	4,676	—	373	2,237	7,286	998,806	1,006,092
Commercial real estate construction	—	—	—	—	—	125,749	125,749
Residential mortgage loans	16,610	3,729	—	5,336	25,675	599,274	624,949
Consumer loans
Home equity	—	—	—	105	105	64,960	65,065
Consumer other	44	53	—	—	97	4,118	4,215
Residential construction loans	2,213	—	—	547	2,760	100,428	103,188
Total loans held for investment, excluding SBA PPP	25,359	3,791	373	12,122	41,645	2,111,997	2,153,642
SBA loans held for sale	—	—	—	—	—	15,159	15,159
Total loans, excluding SBA PPP	$25,359	$3,791	$373	$12,122	$41,645	$2,127,156	$2,168,801

	December 31, 2023
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$551	$185	$—	$3,444	$4,180	$34,404	$38,584
Commercial loans
SBA 504 loans	—	—	—	—	—	33,669	33,669
Commercial & industrial	288	78	—	283	649	127,753	128,402
Commercial real estate	1,732	—	—	1,665	3,397	982,833	986,230
Commercial real estate construction	—	—	—	—	—	129,159	129,159
Residential mortgage loans	8,719	1,378	946	10,326	21,369	610,137	631,506
Consumer loans
Home equity	14	—	—	381	395	66,642	67,037
Consumer other	28	55	—	—	83	5,556	5,639
Residential construction loans	2,580	—	—	2,141	4,721	126,556	131,277
Total loans held for investment, excluding SBA PPP	13,912	1,696	946	18,240	34,794	2,116,709	2,151,503
SBA loans held for sale	—	—	—	—	—	18,242	18,242
Total loans, excluding SBA PPP	$13,912	$1,696	$946	$18,240	$34,794	$2,134,951	$2,169,745

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At June 30, 2024 and December 31, 2023, there was $11.7 million of accrued interest on loans.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s CECL evaluation with the associated allowance amount, if applicable, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$360	$269	$—
Commercial loans
Commercial & industrial	638	33	—
Commercial real estate	3,300	2,120	—
Total commercial loans	3,938	2,153	—
Residential mortgage loans	1,753	1,753	—
Consumer loans
Home equity	115	105	—
Total consumer loans	115	105	—
Residential construction loans	547	547	—
Total individually evaluated loans with no related allowance	6,713	4,827	—

With an allowance:
SBA loans held for investment	3,669	3,544	683
Commercial loans
Commercial & industrial	129	51	51
Commercial real estate	490	490	204
Total commercial loans	619	541	255
Residential mortgage loans	3,614	3,583	286
Total individually evaluated loans with a related allowance	7,902	7,668	1,224

Total individually evaluated loans:
SBA loans held for investment	4,029	3,813	683
Commercial loans
Commercial & industrial	767	84	51
Commercial real estate	3,790	2,610	204
Total commercial loans	4,557	2,694	255
Residential mortgage loans	5,367	5,336	286
Consumer loans
Home equity	115	105	—
Total consumer loans	115	105	—
Residential construction loans	547	547	—
Total individually evaluated loans	$14,615	$12,495	$1,224

	December 31, 2023
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,264	$2,186	$—
Commercial loans
Commercial real estate	2,734	1,607	—
Total commercial loans	2,734	1,607	—
Residential mortgage loans	7,146	7,121	—
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans with no related allowance	15,291	13,443	—

With an allowance:
SBA loans held for investment	1,383	1,258	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	209	58	58
Total commercial loans	847	341	341
Residential mortgage loans	4,182	4,151	306
Total individually evaluated loans with a related allowance	6,412	5,750	995

Total individually evaluated loans:
SBA loans held for investment	3,647	3,444	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	2,943	1,665	58
Total commercial loans	3,581	1,948	341
Residential mortgage loans	11,328	11,272	306
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans	$21,703	$19,193	$995

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of June 30, 2024 and December 31, 2023, respectively:

	Term Loans
	Amortized Cost Basis by Origination Year, June 30, 2024

(In thousands)	2024	2023	2022	2021	2020	2019 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$1,268	$1,872	$5,222	$4,854	$5,727	$12,612	$-	$31,555
Special Mention	-	-	1,805	356	510	157	-	2,828
Substandard	-	-	1,256	2,186	189	3	-	3,634
Total SBA loans held for investment	$1,268	$1,872	$8,283	$7,396	$6,426	$12,772	$-	$38,017

SBA PPP loans
Risk Rating:
Pass	$-	$-	$-	$1,734	$-	$-	$-	$1,734
Total SBA PPP loans	$-	$-	$-	$1,734	$-	$-	$-	$1,734

Commercial loans
Risk Rating:
Pass	$48,352	$161,203	$334,416	$180,628	$124,855	$356,822	$97,903	$1,304,179
Special Mention	-	-	6,358	915	-	4,161	395	11,829
Substandard	-	-	-	2	10	2,188	-	2,200
Total commercial loans	$48,352	$161,203	$340,774	$181,545	$124,865	$363,171	$98,298	$1,318,208
Commercial loans
Current-period gross writeoffs	$-	$-	$-	$138	$-	$98	$-	$236

Residential mortgage loans
Risk Rating:
Performing	$41,911	$82,249	$241,579	$68,543	$47,895	$137,430	$-	$619,607
Nonperforming	-	-	1,358	2,982	259	743	-	5,342
Total residential mortgage loans	$41,911	$82,249	$242,937	$71,525	$48,154	$138,173	$-	$624,949

Consumer loans
Risk Rating:
Performing	$3,357	$2,883	$4,169	$2,445	$606	$10,935	$44,770	$69,165
Nonperforming	-	-	-	-	115	-	-	115
Total consumer loans	$3,357	$2,883	$4,169	$2,445	$721	$10,935	$44,770	$69,280
Consumer loans
Current-period gross writeoffs	$-	$-	$21	$49	$-	$130	$-	$200

Residential construction
Risk Rating:
Pass	$11,687	$31,897	$49,974	$6,690	$1,161	$1,232	$-	$102,641
Substandard	-	-	-	-	547	-	-	547
Total residential construction loans	$11,687	$31,897	$49,974	$6,690	$1,708	$1,232	$-	$103,188
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$277	$-	$277

Total loans held for investment	$106,575	$280,104	$646,137	$271,335	$181,874	$526,283	$143,068	$2,155,376

	Term Loans
	Amortized Cost Basis by Origination Year, December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$1,938	$5,339	$4,723	$6,083	$2,634	$10,996	$-	$31,713
Special Mention	-	1,765	356	510	-	31	-	2,662
Substandard	-	1,256	2,186	190	-	577	-	4,209
Total SBA loans held for investment	$1,938	$8,360	$7,265	$6,783	$2,634	$11,604	$-	$38,584
SBA loans held for investment
Current-period gross writeoffs	$-	$100	$-	$-	$113	$-	$-	$213

SBA PPP loans
Risk Rating:
Pass	$-	$-	$2,318	$-	$-	$-	$-	$2,318
Total SBA PPP loans	$-	$-	$2,318	$-	$-	$-	$-	$2,318

Commercial loans
Risk Rating:
Pass	$139,622	$343,755	$181,419	$128,165	$101,274	$271,469	$96,988	$1,262,692
Special Mention	-	-	1,815	-	1,570	7,423	395	11,203
Substandard	-	-	59	14	288	3,204	-	3,565
Total commercial loans	$139,622	$343,755	$183,293	$128,179	$103,132	$282,096	$97,383	$1,277,460
Commercial loans
Current-period gross writeoffs	$-	$-	$150	$-	$350	$252	$-	$752

Residential mortgage loans
Risk Rating:
Performing	$102,892	$253,919	$72,586	$51,999	$30,482	$109,302	$-	$621,180
Nonperforming	-	2,964	2,714	1,054	945	2,649	-	10,326
Total residential mortgage loans	$102,892	$256,883	$75,300	$53,053	$31,427	$111,951	$-	$631,506
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$25	$-	$-	$68	$-	$93

Consumer loans
Risk Rating:
Performing	$3,428	$4,777	$3,681	$670	$2,481	$7,507	$49,751	$72,295
Nonperforming	-	-	-	125	-	256	-	381
Total consumer loans	$3,428	$4,777	$3,681	$795	$2,481	$7,763	$49,751	$72,676
Consumer loans
Current-period gross writeoffs	$-	$26	$552	$-	$-	$-	$-	$578

Residential construction
Risk Rating:
Performing	$28,827	$72,257	$25,395	$1,418	$491	$748	$-	$129,136
Nonperforming	-	-	-	547	-	1,594	-	2,141
Total residential construction loans	$28,827	$72,257	$25,395	$1,965	$491	$2,342	$-	$131,277
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$600	$400	$1,000

Total loans held for investment	$276,707	$686,032	$297,252	$190,775	$140,165	$415,756	$147,134	$2,153,821

Modifications

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on in-scope assets upon asset origination or acquisition. The starting point for the estimate of the allowance for creditlosses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a weighted-average remaining maturity model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted (numbers in thousands) during the twelve months ended June 30, 2024:

	Principal	Payment	Term
(In thousands)	Forgiveness	Delay	Extension
SBA loans held for investment	$4	$99	$—
Commercial loans
Commercial & industrial	—	—	2,074
Commercial real estate	—	2,619	—
Residential mortgage loans	—	1,036	—
Consumer loans
Home equity	—	—	2,309
Balance, June 30, 2024	$4	$3,754	$4,383

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. No loans that were modified during the twelve months ended June 30, 2024 had a payment default during the period and all loans were current as of June 30, 2024.

NOTE 8. Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

Allowance for Credit Losses

The Company has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the loan portfolio. At a minimum, the adequacy of the allowance for credit losses is reviewed by management on a quarterly basis. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. For purposes of determining the allowance for credit losses, the Company has segmented the loans in its portfolio by loan type. Loans are segmented into the following pools: SBA, commercial, residential mortgage, consumer and residential construction loans. Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan. Commercial loans are divided into the following four classes: commercial real estate, commercial real estate construction, commercial & industrial and SBA 504. Consumer loans are divided into two classes as follows: home equity and other.

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are established for individually evaluated loans. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. These environmental factors include reasonable and supportable forecasts. Within the historical net charge-off rate, the Company weights the data dating back to 2015 on a straight line basis and projects the losses on a weighted average remaining maturity basis for each segment. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,209	$16,187	$6,394	$922	$1,368	$26,080
Charge-offs	—	(138)	—	(130)	—	(268)
Recoveries	6	12	—	11	—	29
Net recoveries (charge-offs)	6	(126)	—	(119)	—	(239)
Provision for (credit to) credit losses charged to expense	242	627	(181)	32	(454)	266
Balance, end of period	$1,457	$16,688	$6,213	$835	$914	$26,107

	For the three months ended June 30, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,103	$15,299	$6,135	$1,022	$2,642	$26,201
Charge-offs	—	—	—	(225)	(900)	(1,125)
Recoveries	15	96	—	24	—	135
Net recoveries (charge-offs)	15	96	—	(201)	(900)	(990)
Provision for (credit to) credit losses charged to expense	438	121	302	24	(108)	777
Balance, end of period	$1,556	$15,516	$6,437	$845	$1,634	$25,988

	For the six months ended June 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Charge-offs	—	(236)	—	(200)	(277)	(713)
Recoveries	14	24	—	21	—	59
Net recoveries (charge-offs)	14	(212)	—	(179)	(277)	(654)
Provision for (credit to) credit losses charged to expense	222	1,024	(316)	(8)	(15)	907
Balance, end of period	$1,457	$16,688	$6,213	$835	$914	$26,107

	For the six months ended June 30, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$875	$15,254	$5,450	$990	$2,627	$25,196
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	163	171	376	101	36	847
Charge-offs	(113)	—	—	(345)	(900)	(1,358)
Recoveries	15	367	—	36	—	418
Net (charge-offs) recoveries	(98)	367	—	(309)	(900)	(940)
Provision for (credit to) credit losses charged to expense	616	(276)	611	63	(129)	885
Balance, end of period	$1,556	$15,516	$6,437	$845	$1,634	$25,988

The following tables present loans and their related allowance for credit losses, by portfolio segment, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Allowance for credit losses ending balance:
Individually evaluated	$683	$255	$286	$—	$—	$1,224
Collectively evaluated	774	16,433	5,927	835	914	24,883
Total	$1,457	$16,688	$6,213	$835	$914	$26,107
Loan ending balances:
Individually evaluated	$3,813	$2,694	$5,336	$105	$547	$12,495
Collectively evaluated	35,938	1,315,514	619,613	69,175	102,641	2,142,881
Total	$39,751	$1,318,208	$624,949	$69,280	$103,188	$2,155,376

	December 31, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Allowance for credit losses ending balance:
Individually evaluated	$348	$341	$306	$—	$—	$995
Collectively evaluated	873	15,535	6,223	1,022	1,206	24,859
Total	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Loan ending balances:
Individually evaluated	$3,444	$1,948	$11,272	$388	$2,141	$19,193
Collectively evaluated	37,458	1,275,512	620,234	72,288	129,136	2,134,628
Total	$40,902	$1,277,460	$631,506	$72,676	$131,277	$2,153,821

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. At June 30, 2024 and December 31, 2023, a $0.6 million commitment reserve was reported on the balance sheet as “Accrued expenses and other liabilities” and reported on the income statement as “Provision for credit losses, off-balance sheet”.

Reserve for Debt Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Debt securities available for sale” on the balance sheet. At June 30, 2024, a $1.9 million reserve was reported, compared to $1.3 million at December 31, 2023.

The Company maintains a reserve for credit losses on HTM debt securities at a level that management believes is adequate to absorb estimated probable losses. At June 30, 2024 and December 31, 2023, no reserve was reported on the balance sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies and have a long history of no credit losses.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2024 and December 31, 2023, respectively is as follows:

(In thousands, except percentages and years)	June 30, 2024	December 31, 2023
Notional amount	$20,000	$20,000
Fair value	$614	$918
Weighted average pay rate	0.83%	0.83%
Weighted average receive rate	5.61%	5.27%
Weighted average maturity in years	0.69	1.57
Number of contracts	1	1

During the three and six months ended June 30, 2024, the Company received variable rate Secured Overnight Financing Rate ("SOFR") payments from and paid fixed rates in accordance with its interest rate swap agreements. At June 30, 2024, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at June 30, 2024 and 2023, respectively:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
(Loss) gain recognized in OCI
Gross of tax	$(191)	$100	$(304)	$(135)
Net of tax	(139)	71	(220)	(96)
Gain reclassified from AOCI into net income
Gross of tax	238	219	476	418
Net of tax	168	156	338	299

NOTE 10. Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s plans for the six months ended June 30, 2024 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2023	471,132	$17.92	4.9	$5,500,080
Options granted	—	—
Options exercised	(65,100)	15.99
Options forfeited	—	—
Options expired	—	—
Outstanding at June 30, 2024	406,032	$18.22	4.5	$4,606,659
Exercisable at June 30, 2024	406,032	$18.22	4.5	$4,606,659

On May 5, 2023, the Company adopted the 2023 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan, along with the 2019 Equity Compensation Plan adopted on April 25, 2019, replaced all previously approved and established equity plans then currently in effect. As of June 30, 2024, 281,500 options and 345,850 shares of restricted stock have been awarded from the plans. In addition, 16,162 unvested options and 22,412 unvested shares of restricted stock were cancelled and returned to the plans leaving 405,799 shares available for future grants.

The fair values of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the six months ended June 30, 2024 or 2023.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Number of options exercised	6,000	13,734	65,100	50,935
Total intrinsic value of options exercised	$39,961	$74,099	$804,862	$316,003
Cash received from options exercised	$126,740	$244,991	$1,041,009	$998,885
Tax deduction realized from options	$11,233	$22,292	$226,247	$95,069

The following table summarizes information about stock options outstanding and exercisable at June 30, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
8.31-11.87	58,000	1.4	$9.63	58,000	$9.63
11.88-15.44	9,000	2.5	14.60	9,000	14.60
15.45-19.01	128,932	5.2	17.58	128,932	17.58
19.02-22.57	210,100	5.0	21.14	210,100	21.14
Total	406,032	4.5	$18.22	406,032	$18.22

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and six months ended June 30, 2024 and 2023 are detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Compensation expense	$—	$79	$32	$164
Income tax benefit	$—	$23	$9	$47

As of June 30, 2024, there was no unrecognized compensation costs related to nonvested share-based stock option compensation arrangements granted under the Company’s plans as all options were fully vested.

Restricted Stock Awards

Restricted stock is issued under the Company’s active Equity Compensation Plans to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date generally vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the six months ended June 30, 2024:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2023	164,634	$24.46
Granted	77,950	28.84
Cancelled	(7,162)	26.83
Vested	(45,500)	23.51
Nonvested restricted stock at June 30, 2024	189,922	$26.39

Restricted stock awards granted during the three and six months ended June 30, 2024 and 2023 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Number of shares granted	—	37,500	77,950	55,500
Average grant date fair value	$—	$20.64	$28.84	$22.81

Compensation expense related to restricted stock for the three and six months ended June 30, 2024 and 2023 is detailed in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2024	2023	2024	2023
Compensation expense	$450	$344	$894	$676
Income tax benefit	$126	$100	$251	$195

As of June 30, 2024, there was approximately $4.3 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s equity plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

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

The minimum capital level requirements include: (i) a Tier 1 leverage ratio of 4% (ii) common equity Tier 1 risk weighted capital ratio of 4.5%; (iii) a Tier 1 risk weighted capital ratio of 6%; and (iv) a total risk weighted capital ratio of 8% for all institutions. The Bank and the consolidated Company are also required to maintain a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios which results in the following minimum ratios: (i) a common equity Tier 1 risk weighted capital ratio of 7.0%; (ii) a Tier 1 risk weighted capital ratio of 8.5%; and (iii) a total risk weighted capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at June 30, 2024 and at December 31, 2023.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2024
Total risk-based capital (to risk-weighted assets)
Consolidated	$310,599	15.05%	$165,147	8.00%	$206,434	10.00%
Bank	301,701	14.67	164,485	8.00	205,606	10.00
Common equity tier 1 (to risk-weighted assets)
Consolidated	274,783	13.31	92,895	4.50	134,182	6.50
Bank	275,988	13.42	92,523	4.50	133,644	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	284,783	13.80	123,860	6.00	165,147	8.00
Bank	275,988	13.42	123,364	6.00	164,485	8.00
Tier 1 capital (to average total assets)
Consolidated	284,783	11.67	97,579	4.00	121,974	5.00
Bank	275,988	11.35	97,235	4.00	121,543	5.00

As of December 31, 2023
Total risk-based capital (to risk-weighted assets)
Consolidated	$298,293	14.43%	$165,370	8.00%	$206,712	10.00%
Bank	287,206	14.02	163,911	8.00	204,889	10.00
Common equity tier 1 (to risk-weighted assets)
Consolidated	262,454	12.70	93,020	4.50	134,363	6.50
Bank	261,584	12.76	92,200	4.50	133,178	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	272,454	13.18	124,027	6.00	165,370	8.00
Bank	261,584	12.76	122,934	6.00	163,911	8.00
Tier 1 capital (to average total assets)
Consolidated	272,454	11.14	97,800	4.00	122,250	5.00
Bank	261,584	10.74	97,355	4.00	121,693	5.00

*Prompt Corrective Action requirements only apply to the Bank.

NOTE 12. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

On July 31, 2024, the Company announced a new stock repurchase plan. The approved plan allows the Company to repurchase up to 500 thousand shares upon exhausting the shares allowed to be repurchased in the 2023 Stock Repurchase Plan.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2023 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic and market conditions, including the impact of inflation, legislative and regulatory conditions and the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of health or other emergencies on our employees, operations and customers.

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

Earnings Summary

Net income totaled $9.5 million, or $0.93 per diluted share for the quarter ended June 30, 2024, compared to $9.7 million, or $0.95 per diluted share for the same period in 2023. Return on average assets and return on average common equity for the quarter were 1.56 percent and 14.07 percent, respectively, compared to 1.60 percent and 16.19 percent for the same period in 2023.

Second quarter highlights include:

●	Net interest income decreased 0.4 percent compared to the prior year’s quarter, primarily due to the interest expense on deposits increasing faster than interest income on loans.
●	Net interest margin equaled 4.01 percent this quarter compared to 4.04 percent in the prior year’s quarter. The decrease was primarily due to the cost of interest-bearing liabilities increasing faster than the yield of interest-earning assets.
●	The provision for credit losses on loans and off-balance sheet items was $0.3 million for the quarter ended June 30, 2024, compared to $0.7 million in provision for credit losses on loans and off-balance sheet items for the prior year’s quarter due to decreased general and specific provisions on loans.
●	The provision for credit losses on AFS debt securities was $0.6 million for the quarter ended June 30, 2024, as compared to no provision for the prior year’s quarter. The impairment was entirely attributable to the same corporate debt security for which a partial provision was taken in the fourth quarter of 2023. The Company owns $5 million in par of this position and moved the position into non-accrual status during the three months ending June 30, 2024. The net carrying value of the position was $3.1 million as of June 30, 2024. This security is currentply paying, and so subsequent to June 30, 2024 the carrying value of this security was $2.9 million, as all payments have been applied to principal.
●	Noninterest income decreased 3.9 percent compared to the prior year’s quarter, primarily due to lower gains on sale of SBA loans held for sale and lower gains on sale of mortgage loans. The decrease was partially offset by increased BOLI income and net securities gains.
●	Noninterest expense increased 1.2 percent compared to the prior year’s quarter, primarily due to increased loan related and processing and communications expenses.
●	The effective tax rate was 24.7 percent compared to 26.0 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income per common share - Basic (1)	$0.94	$0.96	$1.89	$1.94
Net income per common share - Diluted (2)	$0.93	$0.95	$1.86	$1.91
Return on average assets	1.56%	1.60%	1.57%	1.66%
Return on average equity (3)	14.07%	16.19%	14.28%	16.66%
Efficiency ratio (4)	47.10%	45.87%	47.33%	45.21%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

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

During the quarter ended June 30, 2024, tax-equivalent net interest income amounted to $23.4 million, a decrease of $0.1 million or 0.4 percent when compared to the same period in 2023. The net interest margin decreased 3 basis points to 4.01 percent for the three months ended June 30, 2024, compared to 4.04 percent for the same period in 2023.

During the three months ended June 30, 2024, tax-equivalent interest income was $38.0 million, an increase of $2.6 million or 7.3 percent when compared to the same period in 2023. This increase was mainly driven by the increases in the balance of average securities, the balance of average loans and the yield on loans, partially offset by a decrease in the yield on securities and the balance of average FHLB stock.

●	Of the $2.6 million net increase in interest income on a tax-equivalent basis, $2.7 million is due to an increase in yields on earning assets, partially offset by $0.1 million due to a decrease in average earning assets.
●	The average volume of interest-earning assets increased $11.0 million to $2.3 billion for the second quarter of 2024. This was due primarily to a $18.5 million increase in average loans and a $4.4 million increase in average investment securities, partially offset by a $9.3 million decrease in average FHLB stock and a $2.6 million decrease in average interest-bearing deposits.
●	The yield on total interest-earning assets increased 44 basis points to 6.51 percent for the three months ended June 30, 2024, when compared to the same period in 2023. The yield on the loan portfolio increased 46 basis points to 6.50 percent.

Total interest expense was $14.6 million for the three months ended June 30, 2024, an increase of $2.7 million or 22.7 percent compared to the same period in 2023. This increase was driven by the increased rates and volume of time deposits, increased rates and volume on savings deposits, increased rates and volume for demand deposits and increased rates on brokered deposits, partially offset by a decline in volume of brokered deposits and decreased rates and volume of borrowed funds and subordinated debentures.

●	Of the $2.7 million increase in interest expense, $2.9 million was due to increased rate on average interest-bearing liabilities, partially offset by a $0.2 million decrease in volume and mix shift in liability categories.
●	Interest-bearing liabilities averaged $1.7 billion for the second quarter of 2024, an increase of $6.7 million compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities increased 62 basis points to 3.37 percent. The cost of interest-bearing deposits increased 111 basis points to 3.35 percent for the second quarter of 2024 and the cost of borrowed funds and subordinated debentures decreased 118 basis points to 3.63 percent.

During the six months ended June 30, 2024, tax-equivalent interest income was $75.9 million, an increase of $7.2 million or 10.4 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the rates on loans, securities, FHLB stock and interest-bearing deposits.

●	Of the $7.2 million net increase in interest income on a tax-equivalent basis, $6.9 million is due to an increase in yields on the earning assets and $0.3 million is due to an increase to average earning assets.
●	The average volume of interest-earning assets increased $20.2 million to $2.3 billion for the six months ended June 30, 2024 compared to $2.3 billion for the same period in 2023. This was due primarily to a $29.7 million increase in average loans and a $0.4 million increase in average investment securities.
●	The yield on total interest-earning assets increased 55 basis points to 6.51 percent for the six months ended June 30, 2024 when compared to the same period in 2023. The yield on the loan portfolio increased 55 basis points to 6.48 percent.

Total interest expense was $28.7 million for the six months ended June 30, 2024, an increase of $7.3 million or 34.5 percent compared to the same period in 2023. This increase reflects increased volume and rates on interest-bearing deposits, offset by decreased volume and rates on borrowed funds and subordinated debentures compared to a year ago.

●	Of the $7.3 million increase in interest expense, $5.9 million was due to the increased volume of average interest bearing liabilities and $1.4 million was due to an increase in the rates on interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.7 billion for the six months ended June 30, 2024, an increase of $28.4 million or 1.7 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities increased 80 basis points to 3.32 percent for the six months ended June 30, 2024. The cost of interest-bearing deposits increased 126 basis points to 3.23 percent and the cost of borrowed funds and subordinated debentures decreased 51 basis points to 4.11 percent.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	June 30, 2024			June 30, 2023
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$32,237	$435	5.43%	$34,808	$441	5.09%
FHLB stock	7,951	180	9.12	17,252	343	7.97
Securities:
Taxable	140,501	1,749	4.98	135,943	1,798	5.29
Tax-exempt	1,571	18	4.55	1,766	20	4.59
Total securities (A)	142,072	1,767	4.97	137,709	1,818	5.28
Loans:
SBA loans	55,922	1,276	9.13	61,744	1,403	9.09
SBA PPP loans	1,782	11	2.49	2,561	27	4.20
Commercial loans	1,300,754	21,160	6.44	1,225,761	18,621	6.01
Residential mortgage loans	625,086	9,316	5.96	622,283	8,532	5.48
Consumer loans	69,943	1,390	7.86	76,741	1,471	7.59
Residential construction loans	112,272	2,453	8.64	158,165	2,737	6.85
Total loans (B)	2,165,759	35,606	6.50	2,147,255	32,791	6.04
Total interest-earning assets	$2,348,019	$37,988	6.51%	$2,337,024	$35,393	6.07%

Noninterest-earning assets:
Cash and due from banks	23,547			21,967
Allowance for credit losses	(26,202)			(26,270)
Other assets	90,971			103,234
Total noninterest-earning assets	88,316			98,931
Total assets	$2,436,335			2,435,955

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$337,629	$2,010	2.39%	$310,717	$1,331	1.74%
Savings deposits	504,685	3,349	2.67	503,979	1,993	1.60
Brokered deposits	228,276	2,181	3.84	229,872	1,857	3.28
Time deposits	535,444	5,832	4.38	344,883	2,564	3.02
Total interest-bearing deposits	1,606,034	13,372	3.35	1,389,451	7,745	2.24
Borrowed funds and subordinated debentures	129,763	1,191	3.63	339,599	4,125	4.81
Total interest-bearing liabilities	$1,735,797	$14,563	3.37%	$1,729,050	$11,870	2.75%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	401,146			440,289
Other liabilities	29,139			26,275
Total noninterest-bearing liabilities	430,285			466,564
Total shareholders' equity	270,253			240,341
Total liabilities and shareholders' equity	$2,436,335			$2,435,955

Net interest spread		$23,425	3.13%		$23,523	3.32%
Tax-equivalent basis adjustment		(1)			(1)
Net interest income		$23,424			$23,522

Net interest margin	4.01%	4.04%

(A) Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.

(B) The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

	For the six months ended
	June 30, 2024			June 30, 2023
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$31,461	$855	5.46%	$33,798	$775	4.62%
FHLB stock	9,476	460	9.76	17,016	674	7.98
Securities:
Taxable	137,688	3,598	5.23	137,154	3,537	5.16
Tax-exempt	1,615	36	4.51	1,760	40	4.54
Total securities (A)	139,303	3,634	5.22	138,914	3,577	5.15
Loans
SBA loans	57,021	2,609	9.15	64,171	2,807	8.75
SBA PPP loans	1,999	19	1.87	3,397	104	6.12
Commercial loans	1,291,176	41,990	6.43	1,212,741	36,022	5.91
Residential mortgage loans	625,269	18,535	5.93	618,630	16,641	5.38
Consumer loans	70,096	2,792	7.88	76,930	2,825	7.30
Residential construction loans	120,996	5,031	8.22	160,978	5,323	6.58
Total loans (B)	2,166,557	70,976	6.48	2,136,847	63,722	5.93
Total interest-earning assets	$2,346,797	$75,925	6.51%	$2,326,575	$68,748	5.96%

Noninterest-earning assets:
Cash and due from banks	23,383			22,350
Allowance for credit losses	(26,130)			(26,025)
Other assets	92,486			107,147
Total noninterest-earning assets	89,739			103,472
Total assets	$2,436,536			$2,430,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$331,229	$3,720	2.26%	$298,511	$2,296	3.09%
Savings deposits	503,878	6,493	2.59	519,922	3,548	2.74
Brokered deposits	235,934	4,476	3.82	233,270	3,419	5.88
Time deposits	500,305	10,531	4.23	315,780	4,126	5.24
Total interest-bearing deposits	1,571,346	25,220	3.23	1,367,483	13,389	1.97
Borrowed funds and subordinated debentures	165,550	3,439	4.11	340,991	7,924	4.62
Total interest-bearing liabilities	$1,736,896	$28,659	3.32%	$1,708,474	$21,313	2.52%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	402,497			454,270
Other liabilities	28,943			25,413
Total noninterest-bearing liabilities	431,440			479,683
Total shareholders’ equity	268,200			241,890
Total liabilities and shareholders’ equity	$2,436,536			$2,430,047

Net interest spread		$47,266	3.19%		$47,435	3.44%
Tax-equivalent basis adjustment		(1)			(2)
Net interest income		$47,265			$47,433
Net interest margin			4.05%			4.11%

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

	For the three months ended June 30, 2024 versus June 30, 2023			For the six months ended June 30, 2024 versus June 30, 2023
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$(34)	$28	$(6)	$(56)	$136	$80
FHLB stock	(206)	43	(163)	(343)	129	(214)
Securities	57	(108)	(51)	10	47	57
Loans	49	2,766	2,815	665	6,589	7,254
Total interest income	$(134)	$2,729	$2,595	$276	$6,901	$7,177
Interest expense:
Demand deposits	$127	$552	$679	$1,127	$297	$1,424
Savings deposits	3	1,353	1,356	1,063	1,882	2,945
Brokered deposits	(12)	336	324	184	873	1,057
Time deposits	1,801	1,467	3,268	7,201	(796)	6,405
Total interest-bearing deposits	1,919	3,708	5,627	9,575	2,256	11,831
Borrowed funds and subordinated debentures	(2,100)	(834)	(2,934)	(3,693)	(792)	(4,485)
Total interest expense	(181)	2,874	2,693	5,882	1,464	7,346
Net interest income - fully tax-equivalent	$47	$(145)	$(98)	$(5,606)	$5,437	$(169)
Decrease in tax-equivalent adjustment			—			1
Net interest income			$(98)			$(168)

Provision for Credit Losses

The provision for credit losses for loans was $0.3 million and $0.9 million during the three and six months ended June 30, 2024, respectively, compared to $0.8 million and $0.9 million for the same periods in 2023. The decrease in the quarterly period was primarily driven by decreases in the general and specific reserve calculations.

The provision for credit losses for off-balance sheet exposures totaled $13 thousand and $15 thousand for the three and six months ended June 30, 2024, respectively, compared to a release of $84 thousand for the same periods in 2023.

The provision for credit losses for AFS debt security impairment was $0.6 million for the three and six months ended June 30, 2024, compared to none for the prior year’s periods. The impairment was entirely attributable to one corporate senior debt security in the AFS portfolio. The Company owns $5 million in par value of this position and moved the position into non-accrual status during the three months ended June 30, 2024. This security is currentply paying, and so subsequent to June 30, 2024 the carrying value of this security was $2.9 million, as all payments have been applied to principal.

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

Click or tap here to enter text.

Click or tap here to enter text.

Income Tax Expense

For the quarter ended June 30, 2024, the Company reported income tax expense of $3.1 million for an effective tax rate of 24.7 percent, compared to income tax expense of $3.4 million and an effective tax rate of 26.0 percent for the prior year’s quarter. For the six months ended June 30, 2024, the Company reported income tax expense of $6.3 million for an effective tax rate of 24.9 percent, compared to an income tax expense of $6.9 million and an effective tax rate of 25.7 percent for the six months ended June 30, 2023.

Financial Condition at June 30, 2024

Total assets increased $19.2 million or 0.7 percent, to $2.6 billion at June 30, 2024, when compared to year end 2023. This increase was primarily due to increases of $2.6 million in cash and cash equivalents, $9.5 million in securities and $12.1 million in prepaid expenses and other assets, partially offset by a decrease of $3.5 million in FHLB stock and $1.8 million in net loans.

Total shareholders’ equity increased $12.0 million, when compared to year end 2023, primarily due to earnings and an increase in common stock, partially offset by the repurchase of shares and dividends paid during the six months ended June 30, 2024.

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

AFS debt securities totaled $99.1 million at June 30, 2024, an increase of $7.3 million or 8.0 percent, compared to $91.8 million at December 31, 2023. This net increase was the result of:

●	$10.5 million in purchases,
●	Which were partially offset by $2.4 million in principal payments and maturities,
●	$0.6 million provision for credit loss on AFS debt securities and
●	$163 thousand in depreciation in the market value of the portfolio. At June 30, 2024, the portfolio had a net unrealized loss of $4.7 million compared to a net unrealized loss of $4.5 million at December 31, 2023. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.3 years and 5.6 years at June 30, 2024 and December 31, 2023, respectively. The effective duration of AFS debt securities amounted to 1.7 years at June 30, 2024 and December 31, 2023.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $36.2 million at June 30, 2024, an increase of $35 thousand or 0.1 percent, compared to $36.1 million at December 31, 2023.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 16.7 years and 17.1 years at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the fair value of HTM securities was $29.0 million and $29.7 million, respectively. The effective duration of HTM securities amounted to 10.5 years and 10.9 years at June 30, 2024 and December 31, 2023, respectively.

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

Equity securities totaled $9.9 million at June 30, 2024, an increase of $2.1 million or 27.5 percent, compared to $7.8 million at December 31, 2023. This net increase was the result of:

●	$2.2 million in purchases,
●	$0.1 million in fair value appreciation and
●	Partially offset by $0.2 million in sales.

Securities with a carrying value of $9.6 million and $9.7 million at June 30, 2024 and December 31, 2023, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, all securities were unencumbered by borrowings at June 30, 2024 and December 31, 2023.

Approximately 62 percent of the total debt security investment portfolio had a fixed rate of interest at June 30, 2024.

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

Total loans decreased $1.5 million or 0.1 percent to $2.2 billion at June 30, 2024, compared to year end 2023. Commercial loans increased $40.7 million, offset by decreases of $28.1 million, $6.6 million, $3.4 million, $0.6 million and $0.6 million in residential construction, residential mortgage, consumer, SBA held for investment and SBA PPP loans, respectively. Below is a table of the geographic loan allocation of the Bank’s portfolio at June 30, 2024:

% of
portfolio
New Jersey	86.1%
New York	7.2
Pennsylvania	3.8
Other	2.9
Total loans	100.0%

Average loans increased $29.7 million or 1.4 percent to $2.2 billion the six months ended June 30, 2024 from $2.1 billion for the same period in 2023. The increase in average loans was due to increases in average commercial and residential mortgage loans, partially offset by decreases in average SBA, SBA PPP, consumer and residential construction loans. The yield on the overall loan portfolio increased 55 basis points to 6.48 percent for the six months ended June 30, 2024 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $15.2 million at June 30, 2024, a decrease of $3.1 million from $18.2 million at December 31, 2023. SBA 7(a) loans held for investment amounted to $38.0 million at June 30, 2024, a decrease of $0.6 million from $38.6 million at December 31, 2023. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 9.15 percent for the six months ended June 30, 2024, compared to 8.75 percent for the same period in the prior year. The Company sold $3.9 million of SBA loans during the three months ended ended June 30, 2024.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $73.5 million and $75.6 million in SBA loans were sold but serviced by the Company at June 30, 2024 and December 31, 2023, respectively, and are not included on the Company’s balance sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.3 billion at June 30, 2024, an increase of $40.7 million from year end 2023. The yield on commercial loans was 6.43 percent for the six months ended June 30, 2024, compared to 5.91 percent for the same period in 2023. In most cases, these loans are secured by underlying real estate collateral. SBA 504 program loans, which consist of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. At June 30, 2024 Commercial Mortgage – Owner Occupied, Commercial Mortgage – Nonowner Occupied, and Commercial Construction represent 24.3 percent, 19.0 percent and 5.8 percent of the Company’s loan portfolio, respectively. The Company will generally not exceed a combined loan-to-value ratio of 75 percent at origination. Unity continually evaluates and monitors its credit risk policies and procedures. Further, Unity continuously monitors loan portfolio concentrations across key credit characteristics (e.g., state and local geographies, industries, etc.). Loans are subject to periodic loan review procedures in accordance with the Company’s Loan Policy. A portion of the loan reviews are performed by an independent and external loan review function.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $624.9 million at June 30, 2024, a decrease of $6.6 million from year end 2023. Sales of conforming mortgage loans totaled $24.7 million for the six months ended June 30, 2024, compared to sales of $26.9 million in the prior year period. The yield on residential mortgages was 5.93 percent for the six months ended June 30, 2024, compared to 5.38 percent for the same period in 2023. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $69.3 million at June 30, 2024, a decrease of $3.4 million from year end 2023. The yield on consumer loans was 7.88 percent for the six months ended June 30, 2024, compared to 7.30 percent for the same period in 2023.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $103.2 million at June 30, 2024, a decrease of $28.1 million from year end 2023. The yield on residential construction loans was 8.22 percent for the six months ended June 30, 2024, compared to 6.58 percent for the same period in 2023.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At June 30, 2024 and December 31, 2023, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees, deferred costs and excluding the allowance for credit losses as of June 30, 2024 and December 31, 2023:

In thousands, except percentages	June 30, 2024%		December 31, 2023%
SBA loans
SBA loans held for sale	$15,159	0.6%	$18,242	0.8%
SBA loans held for investment	38,017	1.8%	38,584	1.8%
SBA PPP	1,734	0.1%	2,318	0.1%
Total SBA loans	54,910	2.5%	59,144	2.7%
Commercial loans
Commercial construction	125,749	5.8%	129,159	6.0%
SBA 504	39,195	1.8%	33,669	1.7%
Commercial & industrial	147,172	6.8%	128,402	5.9%
Commercial mortgage - owner occupied	527,498	24.3%	502,397	23.1%
Commercial mortgage - nonowner occupied	411,455	19.0%	424,490	19.5%
Other	67,139	3.0%	59,343	2.7%
Total commercial loans	1,318,208	60.7%	1,277,460	58.9%
Residential mortgage loans	624,949	28.8%	631,506	29.1%
Consumer loans
Home equity	65,065	3.0%	67,037	3.0%
Consumer other	4,215	0.2%	5,639	0.3%
Total consumer loans	69,280	3.2%	72,676	3.3%

Residential construction	103,188	4.8%	131,277	6.0%
Total gross loans	$2,170,535	100.0%	$2,172,063	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonperforming loans were $12.1 million at June 30, 2024, a $7.1 million decrease from $19.2 million at December 31, 2023 and a $4.1 million decrease from $16.2 million at June 30, 2023, respectively. Since year end 2023, nonperforming loans in the residential mortgage, consumer and residential construction segments decreased, offset by an increase in nonperforming loans in the SBA and commercial segments. In addition, there were $0.4 million in loans past due 90 days or more and still accruing interest at June 30, 2024, compared to $0.9 million at December 31, 2023 and none at June 30, 2023. Further, there was no other real estate owned at June 30, 2024 or December 31, 2023 and $0.3 million of other real estate owned at June 30, 2023.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $14.4 million at June 30, 2024, a decrease of $0.7 million from $15.1 million at December 31, 2023.

Nonperforming securities were $3.1 million at June 30, 2024, a $3.1 million increase from none at December 31, 2023 and June 30, 2023. The Company owns $5 million in par of this position and moved the position into non-accrual status during the three months ending June 30, 2024. This security is currentply paying, and so subsequent to June 30, 2024 the carrying value of this security was $2.9 million, as all payments have been applied to principal.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $26.1 million at June 30, 2024, compared to $25.9 million at December 31, 2023 and $26.0 million at June 30, 2023, with a resulting allowance to total loan ratio of 1.20 percent at June 30, 2024, 1.19 percent at December 31, 2023 and 1.20 at June 30, 2023. Net charge-offs amounted to $0.7 million for the six months ended June 30, 2024, compared to net charge-offs of $0.9 million for the same period in 2023.

The Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified as Other liabilities. At June 30, 2024 and December 31, 2023, the commitment reserve totaled $0.6 million.

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

Total deposits increased $86.7 million to $2.0 billion at June 30, 2024 from year-end 2023. This increase was due to increases of $133.4 million in time deposits, $8.1 million in savings deposits and $2.3 million in noninterest-bearing demand deposits, partially offset by a decrease of $46.4 million in brokered deposits and $10.7 million in interest bearing demand deposits. The change in the composition of the portfolio from December 31, 2023 reflects a 31.3 percent increase in time deposits, 1.6 percent increase in savings deposits and a 0.6 percent increase in noninterest-bearing demand deposits, partially offset by a 17.3 percent decrease in brokered deposits and a 3.4 percent decrease in interest bearing demand deposits.

As of June 30, 2024, 18.3 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of June 30, 2024, consisted of 21.0 percent in noninterest-bearing demand deposits, 15.0 percent in interest-bearing demand deposits, 27.5 percent in savings deposits and 36.5 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $285.1 million and $366.7 million at June 30, 2024 and December 31, 2023, respectively, and are broken down in the following table:

(In thousands)	June 30, 2024	December 31, 2023
FHLB borrowings:
Non-overnight, fixed rate advances	$53,798	$109,438
Overnight advances	181,000	217,000
Puttable advances	40,000	30,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$285,108	$366,748

In June 2024, the FHLB issued a $185.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $28.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At June 30, 2024, the Company held $197.4 million of cash and cash equivalents. Further, the Company maintained approximately $610.5 million of funding available from various funding sources, including the FHLB, FRB Discount Window and other lines of credit. Additionally, the Company can pledge securities for further borrowing capacity.

For the six months ended June 30, 2024, average FHLB Borrowings were $155.2 million with a weighted average cost of 3.98%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 7.199 percent at June 30, 2024 and 7.212 percent at December 31, 2023.

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

The following table presents the Company’s EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at June 30, 2024 and December 31, 2023:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2024
+300	$230,162	$(52,009)	(18.43)%	$90,084	$(7,740)	(7.91)%
+200	248,391	(33,780)	(11.97)	92,728	(5,096)	(5.21)
+100	266,513	(15,658)	(5.55)	95,284	(2,540)	(2.60)
0	282,171	—	—	97,824	—	—
-100	294,861	12,690	4.50	99,666	1,842	1.88
-200	299,611	17,440	6.18	100,816	2,992	3.06
-300	300,113	17,942	6.36	101,639	3,815	3.90
December 31, 2023
+300	$215,239	$(53,748)	(19.98)%	$91,747	$(7,977)	(8.00)%
+200	235,749	(33,238)	(12.36)	94,405	(5,319)	(5.33)
+100	254,242	(14,745)	(5.48)	96,984	(2,740)	(2.75)
0	268,987	—	—	99,724	—	—
-100	273,517	4,530	1.68	101,391	1,667	1.67
-200	286,813	17,826	6.63	102,987	3,263	3.27
-300	281,661	12,674	4.71	102,858	3,134	3.14

Off Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of June 30, 2024:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,477	$830	$120	$906	$5,333
Contractual obligations:
Time deposits	624,057	96,942	12,281	108	733,388
Borrowed funds and subordinated debentures	229,798	—	45,000	10,310	285,108
Total off-balance sheet arrangements and contractual obligations	$857,332	$97,772	$57,401	$11,324	$1,023,829

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At June 30, 2024, the balance of cash and cash equivalents was $197.4 million, an increase of $2.6 million from December 31, 2023. A discussion of on- and off-balance sheet liquidity follows.

●	Securities. The Company’s available for sale investment portfolio amounted to $99.1 million and $91.8 million at June 30, 2024 and December 31, 2023, respectively. Projected cash flows from securities based on current estimates over the next twelve months are $13.1 million.
●	Loans. The SBA loans held for sale portfolio amounted to $15.2 million and $18.2 million at June 30, 2024 and December 31, 2023, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Commitments. The Company was committed to advance approximately $291.6 million to its borrowers as of June 30, 2024, compared to $312.5 million at December 31, 2023. At June 30, 2024, $144.5 million of these commitments expire within one year, compared to $149.3 million at December 31, 2023. The Company had $5.3 million and $5.7 million in standby letters of credit at June 30, 2024 and December 31, 2023, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.
●	Deposits. As of June 30, 2024, deposits included $363.1 million of government deposits, as compared to $346.3 million at year end 2023. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $329.6 million of deposits from 21 municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $274.8 million and $356.4 million as of June 30, 2024 and December 31, 2023, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At June 30, 2024, pledging provided an additional $610.5 million in borrowing potential from the FHLB, FRB and other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB.

For further detail on cash flow activity, refer to the Consolidated Statements of Cash Flows.

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2024, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

See Note 11 to the accompanying Consolidated Financial Statements for more information regarding Regulatory Capital

Shareholders’ Equity

Repurchase Plan

On April 27, 2023, the Board authorized a new repurchase plan of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock. A total 68,771 shares were repurchased at a weighted average price of $26.77 during the three months ended June 30, 2024.  As of June 30, 2024, 195 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
April 1, 2024 through April 30, 2024	4,190	$26.73	4,190	259,560
May 1, 2024 through May 31, 2024	35,100	26.99	35,100	224,460
June 1, 2024 through June 30, 2024	29,481	26.51	29,481	194,979

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2024, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer

concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
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

ITEM 1A         Risk Factors

Information regarding this item as of June 30, 2024 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2023.

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

UNITY BANCORP, INC.

Dated:	August 06, 2024	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer