Form 10-Q
period 2024-09-30
UNITY BANCORP INC /NJ/
filed 2024-11-12
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2024 common stock, no par value: 9,986,005 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$28,892	$20,668
Interest-bearing deposits	165,609	174,108
Cash and cash equivalents	194,501	194,776
Securities:
Debt securities available for sale ("AFS"), at fair value	97,651	91,765
Debt securities held to maturity ("HTM"), at amortized cost	36,225	36,122
Equity securities, at fair value	9,836	7,802
Total securities	143,712	135,689
Loans:
SBA loans held for sale	14,621	18,242
SBA loans held for investment	37,904	38,584
SBA PPP loans	1,593	2,318
Commercial loans	1,368,763	1,277,460
Residential mortgage loans	623,529	631,506
Consumer loans	72,291	72,676
Residential construction loans	98,692	131,277
Total loans	2,217,393	2,172,063
Allowance for credit losses	(27,002)	(25,854)
Net loans	2,190,391	2,146,209
Premises and equipment, net	18,857	19,567
Bank owned life insurance ("BOLI")	25,619	25,230
Deferred tax assets, net	14,517	12,552
Federal Home Loan Bank ("FHLB") stock	14,584	18,435
Accrued interest receivable	12,913	13,582
Goodwill	1,516	1,516
Prepaid expenses and other assets	18,709	10,951
Total assets	$2,635,319	$2,578,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$423,968	$419,636
Interest-bearing demand	325,264	312,208
Savings	524,607	497,491
Brokered deposits	214,679	268,408
Time deposits	557,619	426,397
Total deposits	2,046,137	1,924,140
Borrowed funds	266,798	356,438
Subordinated debentures	10,310	10,310
Accrued interest payable	1,765	1,924
Accrued expenses and other liabilities	26,052	24,265
Total liabilities	2,351,062	2,317,077
Shareholders’ equity:
Common stock	102,886	100,426
Retained earnings	217,141	191,108
Treasury stock	(33,566)	(27,367)
Accumulated other comprehensive loss	(2,204)	(2,737)
Total shareholders’ equity	284,257	261,430
Total liabilities and shareholders’ equity	$2,635,319	$2,578,507

Common shares at period end
Shares issued	11,570	11,424
Shares outstanding	9,980	10,063
Treasury shares	1,590	1,361

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
INTEREST INCOME
Interest-bearing deposits	$695	$483	$1,549	$1,257
FHLB stock	164	364	624	1,037
Securities:
Taxable	1,904	1,848	5,503	5,385
Tax-exempt	17	17	53	55
Total securities	1,921	1,865	5,556	5,440
Loans:
SBA loans	1,153	1,379	3,762	4,186
SBA PPP loans	6	25	25	129
Commercial loans	22,283	20,299	64,273	56,320
Residential mortgage loans	9,657	8,462	28,192	25,103
Consumer loans	1,436	1,525	4,228	4,351
Residential construction loans	2,235	2,588	7,265	7,911
Total loans	36,770	34,278	107,745	98,000
Total interest income	39,550	36,990	115,474	105,734
INTEREST EXPENSE
Interest-bearing demand deposits	1,802	1,409	5,523	3,705
Savings deposits	3,605	2,590	10,097	6,138
Brokered deposits	2,039	2,212	6,516	5,631
Time deposits	6,186	3,429	16,718	7,556
Borrowed funds and subordinated debentures	1,062	3,817	4,499	11,740
Total interest expense	14,694	13,457	43,353	34,770
Net interest income	24,856	23,533	72,121	70,964
Provision for credit losses, loans	1,029	534	1,937	1,419
Provision for (release of) credit losses, off-balance sheet	51	22	66	(62)
Provision for credit losses, AFS debt securities	—	—	646	—
Net interest income after provision for credit losses	23,776	22,977	69,472	69,607
NONINTEREST INCOME
Branch fee income	420	278	929	741
Service and loan fee income	753	385	1,677	1,379
Gain on sale of SBA loans held for sale, net	70	—	613	896
Gain on sale of mortgage loans, net	549	488	1,134	1,195
BOLI income	135	679	389	843
Net security gains (losses)	499	(123)	573	(610)
Other income	377	336	1,238	1,131
Total noninterest income	2,803	2,043	6,553	5,575
NONINTEREST EXPENSE
Compensation and benefits	7,274	7,440	21,751	21,801
Processing and communications	868	705	2,615	2,172
Occupancy	781	763	2,394	2,312
Furniture and equipment	803	645	2,306	2,024
Professional services	326	348	1,167	1,071
Advertising	465	405	1,263	1,108
Loan related expenses	223	215	959	520
Deposit insurance	245	397	905	1,362
Director fees	232	209	709	629
Other expenses	795	846	2,055	2,237
Total noninterest expense	12,012	11,973	36,124	35,236
Income before provision for income taxes	14,567	13,047	39,901	39,946
Provision for income taxes	3,662	3,097	9,956	10,009
Net income	$10,905	$9,950	$29,945	$29,937
Net income per common share – Basic	$1.09	$0.98	$2.98	$2.92
Net income per common share – Diluted	$1.07	$0.97	$2.94	$2.88
Weighted average common shares outstanding – Basic	9,978	10,128	10,040	10,255
Weighted average common shares outstanding – Diluted	10,148	10,258	10,192	10,381

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2024			September 30, 2023

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$14,567	$3,662	$10,905	$13,047	$3,097	$9,950
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	1,321	323	998	(342)	(87)	(255)
Less: reclassification adjustment for gains (losses) on securities included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on securities available for sale	1,321	323	998	(342)	(87)	(255)
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(407)	(113)	(294)	(377)	(125)	(252)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(237)	(65)	(172)	(238)	(68)	(170)
Total unrealized losses on cash flow hedges	(170)	(48)	(122)	(139)	(57)	(82)
Total other comprehensive income (loss)	1,151	275	876	(481)	(144)	(337)
Total comprehensive income	$15,718	$3,937	$11,781	$12,566	$2,953	$9,613

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

	For the nine months ended
	September 30, 2024			September 30, 2023
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$39,901	$9,956	$29,945	$39,946	$10,009	$29,937
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains (losses) on securities arising during the period	1,159	284	875	(660)	(155)	(505)
Less: reclassification adjustment for gains (losses) on securities included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on securities available for sale	1,159	284	875	(660)	(155)	(505)
Net unrealized (losses) gains from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,188)	(329)	(859)	(929)	(265)	(664)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(714)	(197)	(517)	(656)	(187)	(469)
Total unrealized losses on cash flow hedges	(474)	(132)	(342)	(273)	(78)	(195)
Total other comprehensive income (loss)	685	152	533	(933)	(233)	(700)
Total comprehensive income	$40,586	$10,108	$30,478	$39,013	$9,776	$29,237

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2023	10,063	$100,426	$191,108	$(27,367)	$(2,737)	$261,430
Net income	—	—	9,586	—	—	9,586
Other comprehensive loss, net of tax	—	—	—	—	(115)	(115)
Dividends on common stock ($0.13 per share)	2	53	(1,314)	—	—	(1,261)
Share-based compensation (1)	129	1,197	—	—	—	1,197
Treasury stock purchased, at cost	(150)	—	—	(4,076)	—	(4,076)
Balance, March 31, 2024	10,044	$101,676	$199,380	$(31,443)	$(2,852)	$266,761
Net income	—	—	9,454	—	—	9,454
Other comprehensive loss, net of tax	—	—	—	—	(228)	(228)
Dividends on common stock ($0.13 per share)	2	52	(1,300)	—	—	(1,248)
Share-based compensation (1)	(2)	498	—	—	—	498
Treasury stock purchased, at cost	(69)	—	—	(1,842)	—	(1,842)
Balance, June 30, 2024	9,975	$102,226	$207,534	$(33,285)	$(3,080)	$273,395
Net income	—	—	10,905	—	—	10,905
Other comprehensive income, net of tax	—	—	—	—	876	876
Dividends on common stock ($0.13 per share)	1	50	(1,298)	—	—	(1,248)
Share-based compensation (1)	14	610	—	—	—	610
Treasury stock purchased, at cost	(10)	—	—	(281)	—	(281)
Balance, September 30, 2024	9,980	$102,886	$217,141	$(33,566)	$(2,204)	$284,257

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

					Accumulated
					other		Total
	Common Stock		Retained	Treasury	comprehensive		shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	aa	equity
Balance, December 31, 2022	10,584	$97,204	$156,958	$(11,675)	$(3,260)		$239,227
Net income	—	—	10,287	—	—		10,287
Other comprehensive income, net of tax	—	—	—	—	81		81
Dividends on common stock ($0.12 per share)	2	46	(1,261)	—	—		(1,215)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	—	—	(649)	—	—		(649)
Share-based compensation (1)	44	947	—	—	—		947
Treasury stock purchased, at cost	(338)	—	—	(8,219)	—		(8,219)
Balance, March 31, 2023	10,292	$98,197	$165,335	$(19,894)	$(3,179)		$240,459
Net income	—	—	9,700	—	—		9,700
Other comprehensive loss, net of tax	—	—	—	—	(444)		(444)
Dividends on common stock ($0.12 per share)	2	47	(1,212)	—	—		(1,165)
Share-based compensation (1)	50	666	—	—	—		666
Treasury stock purchased, at cost	(225)	—	—	(5,143)	—		(5,143)
Balance, June 30, 2023	10,119	$98,910	$173,823	$(25,037)	$(3,623)		$244,073
Net income	—	—	9,950	—	—		9,950
Other comprehensive loss, net of tax	—	—	—	—	(337)		(337)
Dividends on common stock ($0.12 per share)	2	47	(1,216)	—	—		(1,169)
Share-based compensation (1)	22	784	—	—	—		784
Treasury stock purchased, at cost	(28)	—	—	(917)	—		(917)
Balance, September 30, 2023	10,115	$99,741	$182,557	$(25,954)	$(3,960)		$252,384

(2)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$29,945	$29,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	1,937	1,419
Provision for credit losses, AFS debt securities	646	—
Net accretion of purchase premiums and discounts on securities	(189)	(195)
Depreciation and amortization	1,732	2,078
PPP deferred fees and costs	25	(90)
Deferred income tax benefit	(2,116)	(522)
Net realized security gains	(95)	(243)
Stock compensation expense	1,381	1,269
Gain on sale of mortgage loans, net	(1,134)	(1,195)
Gain on sale of SBA loans held for sale, net	(613)	(896)
BOLI income	(389)	(843)
Net change in other assets and liabilities	(6,163)	(8,712)
Net cash provided by operating activities	24,967	22,007
INVESTING ACTIVITIES
Purchases of equity securities	(2,247)	(126)
Purchases of AFS securities	(10,500)	(650)
Redemption (purchase) of FHLB stock, at cost, net	3,851	(818)
Maturities and principal payments on HTM securities	100	—
Maturities and principal payments on AFS securities	5,113	3,259
Proceeds from sales of equity securities	785	1,338
Net decrease in SBA PPP loans	737	3,491
Net increase in loans	(46,052)	(69,742)
Proceeds from BOLI	—	2,397
Purchases of premises and equipment	(354)	(794)
Net cash used in investing activities	(48,567)	(61,645)
FINANCING ACTIVITIES
Net increase in deposits	121,997	97,382
Repayments of short-term borrowings	(94,000)	(14,390)
Proceeds from long-term borrowings	4,360	20,000
Proceeds from exercise of stock options	924	1,128
Dividends on common stock	(3,757)	(3,549)
Purchase of treasury stock, including excise tax accrual	(6,199)	(14,279)
Net cash provided by financing activities	23,325	86,292
(Decrease) increase in cash and cash equivalents	(275)	46,654
Cash and cash equivalents, beginning of year	194,776	114,793
Cash and cash equivalents, end of period	$194,501	$161,447
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$43,512	$34,049
Income taxes paid	10,487	10,101
Noncash activities:
Capitalization of servicing rights	175	430
Transfer of loans to OREO	—	251

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2024

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"). The Bank has multiple subsidiaries used to hold part of its investment, and loan portfolios and which may be used to hold other real estate owned when the Bank takes title to properties securing loans. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has not been audited. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for credit losses, valuation of servicing assets and the determination of impairment for securities and fair value disclosures. Management believes that the allowance for credit losses is adequate. While management uses available information to recognize credit losses, future additions to the allowance for credit losses may be necessary based on changes in economic conditions and the general credit quality of the loan portfolio.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of management, are necessary for the fair presentation of interim results. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Risks and Uncertainties

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as pressures created by a lower interest rate environment. Additionally, the Company assesses the impact of inflation on an ongoing basis.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry. Additionally, the current interest rate environment has increased competition for liquidity. The Company believes the sources of liquidity presented in the Unaudited Consolidated Financial Statements and the Notes to the Unaudited Consolidated Financial Statements are sufficient to meet its needs as of the balance sheet date.

An unexpected withdrawal of deposits could adversely impact the Company's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks, out-of-market time deposits and other wholesale funding sources.

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

Recent Accounting Pronouncements

In June 2024, the Financial Accounting Standards Board (“FASB”) added to its agenda the need to clarify the guidance in Topic 606: Revenue from Contracts with Customers and Topic 718: Compensation – Stock Compensation, on share-based payments that are granted by an entity as consideration payable to its customers. While the FASB is still in the comment period on this proposal, the Company does not issue share-based payments to customers and any future ASU adoptions would not be applicable to the Company.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income	$10,905	$9,950	$29,945	$29,937
Weighted average common shares outstanding - Basic	9,978	10,128	10,040	10,255
Plus: Potential dilutive common stock equivalents	170	130	152	126
Weighted average common shares outstanding - Diluted	10,148	10,258	10,192	10,381
Net income per common share - Basic	$1.09	$0.98	$2.98	$2.92
Net income per common share - Diluted	1.07	0.97	2.94	2.88
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023, net of tax:

	For the three months ended September 30, 2024
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains	gains (losses) from	comprehensive
(In thousands)	on securities	cash flow hedges	(loss) income
Balance, beginning of period	$(3,531)	$451	$(3,080)
Other comprehensive income (loss) before reclassifications	998	(294)	704
Less amounts reclassified from accumulated other comprehensive loss	—	(172)	(172)
Period change	998	(122)	876
Balance, end of period	$(2,533)	$329	$(2,204)

	For the three months ended September 30, 2023

		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(4,631)	$1,008	$(3,623)
Other comprehensive loss before reclassifications	(255)	(252)	(507)
Less amounts reclassified from accumulated other comprehensive loss	—	(170)	(170)
Period change	(255)	(82)	(337)
Balance, end of period	$(4,886)	$926	$(3,960)

	For the nine months ended September 30, 2024
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) gains	from cash flow	comprehensive
(In thousands)	on securities	hedges	(loss) income
Balance, beginning of period	$(3,408)	$671	$(2,737)
Other comprehensive income (loss) before reclassifications	875	(859)	16
Less amounts reclassified from accumulated other comprehensive loss	—	(517)	(517)
Period change	875	(342)	533
Balance, end of period	$(2,533)	$329	$(2,204)

	For the nine months ended September 30, 2023
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(4,381)	$1,121	$(3,260)
Other comprehensive loss before reclassifications	(505)	(664)	(1,169)
Less amounts reclassified from accumulated other comprehensive loss	—	(469)	(469)
Period change	(505)	(195)	(700)
Balance, end of period	$(4,886)	$926	$(3,960)

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

As of September 30, 2024, the fair value of the Company’s AFS debt securities portfolio was $97.7 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at September 30, 2024. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at September 30, 2024.  The valuation of these corporate bonds is determined using broker quotes or third-party vendor prices that are not adjusted by management.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

The following table presents a reconciliation of the Level 3 AFS debt securities measured at fair value on a recurring basis for the nine months ended September 30, 2024 and 2023:

	Corporate debt & other securities
	For the nine months ended
(In thousands)	September 30, 2024	September 30, 2023
Balance of Recurring Level 3 assets at January 1	$7,979	$4,675
Activity
Unrealized holding gains (losses) included in other comprehensive income	28	(412)
Prinicpal Payments	(213)	—
Unrealized holding losses included in net income	(646)	—
Balance of recurring Level 3 assets at September 30	$7,148	$4,263

Equity Securities with Readily Determinable Fair Values

As of September 30, 2024, the fair value of the Company’s equity securities portfolio was $9.8 million.

All of the Company’s equity securities were classified as Level 1 assets at September 30, 2024.

Interest Rate Swap Agreements

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

There were no material changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2024, as compared to the periods ended December 31, 2023 and September 30, 2023.

The tables below present the balances of assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,838	$—	$14,838	$—
State and political subdivisions	345	—	345	—
Residential mortgage-backed securities	13,002	—	13,002	—
Asset backed securities	41,802	—	41,802	—
Corporate and other securities	27,664	—	20,516	7,148
Total debt securities available for sale	$97,651	$—	$90,503	$7,148

Equity securities with readily determinable fair values	$9,836	$9,836	$—	$—
Total equity securities	$9,836	$9,836	$—	$—

Interest rate swap agreements	$444	$—	$444	$—
Total interest rate swap agreements	$444	$—	$444	$—

	Fair value Measurements at December 31, 2023
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,033	$—	$16,033	$—
State and political subdivisions	360	—	360	—
Residential mortgage-backed securities	14,077	—	14,077	—
Asset backed securities	35,403	—	35,403	—
Corporate and other securities	25,892	—	17,913	7,979
Total debt securities available for sale	$91,765	$—	$83,786	$7,979

Equity securities with readily determinable fair values	$7,802	$7,802	$—	$—
Total equity securities	$7,802	$7,802	$—	$—

Interest rate swap agreements	$918	$—	$918	$—
Total interest rate swap agreements	$918	$—	$918	$—

There were no liabilities measured on a recurring basis as of September 30, 2024 or December 31, 2023.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at September 30, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,569	$—	$—	$6,569

Fair Value Measurements at December 31, 2023
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$4,755	$—	$—	$4,755

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

The allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At September 30, 2024, the allowance for individually evaluated loans was $1.3 million, compared to $1.0 million at December 31, 2023.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2024 and December 31, 2023 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,225	$—	$30,546	$—
SBA loans held for sale	14,621	—	15,479	—
Loans, net of allowance for credit losses	2,175,770	—	2,107,537	6,569
Financial liabilities:
Deposits	2,046,137	—	2,041,961	—
Borrowed funds and subordinated debentures	277,108	—	277,999	—

	December 31, 2023
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,122	$—	$29,656	$—
SBA loans held for sale	18,242	—	19,175	—
Loans, net of allowance for credit losses	2,127,967	—	2,027,084	4,755
Financial liabilities:
Deposits	1,924,140	—	1,915,022	—
Borrowed funds and subordinated debentures	366,748	—	365,879	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Estimated
(In thousands)	cost	gains	losses	losses	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(162)	$—	$14,838
State and political subdivisions	368	—	(23)	—	345
Residential mortgage-backed securities	14,067	30	(1,095)	—	13,002
Asset backed securities	41,750	63	(11)	—	41,802
Corporate and other securities	31,742	173	(2,322)	(1,929)	27,664
Total debt securities available for sale	$102,927	$266	$(3,613)	$(1,929)	$97,651
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,652)	$—	$24,348
State and political subdivisions	1,218	99	—	—	1,317
Residential mortgage-backed securities	7,007	—	(2,126)	—	4,881
Total debt securities held to maturity	$36,225	$99	$(5,778)	$—	$30,546

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Estimated
(In thousands)	cost	gains	losses	losses	fair value
Available for sale:
U.S. Government sponsored entities	$16,490	$—	$(457)	$—	$16,033
State and political subdivisions	388	—	(28)	—	360
Residential mortgage-backed securities	15,473	30	(1,426)	—	14,077
Asset backed securities	35,750	—	(347)	—	35,403
Corporate and other securities	29,453	251	(2,529)	(1,283)	25,892
Total debt securities available for sale	$97,554	$281	$(4,787)	$(1,283)	$91,765
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,419)	$—	$23,581
State and political subdivisions	1,272	90	—	—	1,362
Residential mortgage-backed securities	6,850	—	(2,137)	—	4,713
Total debt securities held to maturity	$36,122	$90	$(6,556)	$—	$29,656

For nine months ended September 30, 2024 there was $0.6 million provision for credit loss on AFS debt securities compared to no provision for credit loss on AFS debt securities for the nine months ended September 30, 2023. The provision was entirely attributable to the same corporate debt security for which a partial provision was taken in the fourth quarter of 2023. The company owns $5 million in par of this position and moved the position into non-accrual status during the three months ending June 30, 2024.

The contractual maturities of available for sale and held for maturity debt securities at September 30, 2024 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$3,285	$3,239
Due after one year through five years	30,283	27,524
Due after five years through ten years	19,289	17,836
Due after ten years	36,003	36,050
Residential mortgage-backed securities	14,067	13,002
Total	$102,927	$97,651
Held to maturity:
Due in one year	$—	$—
Due after one year through five years	3,000	2,977
Due after five years through ten years	—	—
Due after ten years	26,218	22,688
Residential mortgage-backed securities	7,007	4,881
Total	$36,225	$30,546

Actual maturities of available for sale and held to maturity debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturitiy without penalty.

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,838	$(162)	$14,838	$(162)
State and political subdivisions	—	—	345	(23)	345	(23)
Residential mortgage-backed securities	—	—	12,852	(1,095)	12,852	(1,095)
Asset backed securities	13,290	(10)	5,998	(1)	19,288	(11)
Corporate and other securities	—	—	17,357	(2,322)	17,357	(2,322)
Total	$13,290	$(10)	$51,390	$(3,603)	$64,680	$(3,613)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$24,348	$(3,652)	$24,348	$(3,652)
Residential mortgage-backed securities	—	$—	4,881	(2,126)	4,881	(2,126)
Total	$—	$—	$29,229	$(5,778)	$29,229	$(5,778)

	December 31, 2023
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$16,033	$(457)	$16,033	$(457)
State and political subdivisions	—	—	360	(28)	360	(28)
Residential mortgage-backed securities	—	—	13,949	(1,426)	13,949	(1,426)
Asset backed securities	—	—	35,403	(347)	35,403	(347)
Corporate and other securities	—	—	24,424	(2,529)	24,424	(2,529)
Total temporarily impaired AFS securities	$—	$—	$90,169	$(4,787)	$90,169	$(4,787)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,581	$(4,419)	$23,581	$(4,419)
Residential mortgage-backed securities	—	—	4,713	(2,137)	4,713	(2,137)
Total temporarily impaired HTM securities	$—	$—	$28,294	$(6,556)	$28,294	$(6,556)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At September 30, 2024, there was $1.7 million of accrued interest on securities. At December 31, 2023, there was $1.5 million of accrued interest on securities.

Realized Gains and Losses on Debt Securities

Net realized gains on debt securities are included in noninterest income in the Consolidated Statements of Income as net security gains. There were no realized gains or losses on available for sale debt securities during the three and nine months ended September 30, 2024 and 2023. There were no realized gains or losses for held to maturity debt securities during the three and nine months ended September 30, 2024 and 2023.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Net unrealized gains (losses) occurring during the period on equity securities	$466	$(144)	$478	$(853)
Net gains recognized during the period on equity securities sold during the period	33	21	95	243
Gains (losses) recognized during the reporting period on equity securities	$499	$(123)	$573	$(610)

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees and deferred costs and excluding the allowance for credit losses as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
SBA loans held for investment	$37,904	$38,584
SBA PPP loans	1,593	2,318
Commercial loans
SBA 504 loans	45,307	33,669
Commercial & industrial	139,635	128,402
Commercial real estate	1,051,458	986,230
Commercial real estate construction	132,363	129,159
Residential mortgage loans	623,529	631,506
Consumer loans
Home equity	68,838	67,037
Consumer other	3,453	5,639
Residential construction loans	98,692	131,277
Total loans held for investment	$2,202,772	$2,153,821
SBA loans held for sale	14,621	18,242
Total loans	$2,217,393	$2,172,063

Loans are made to individuals and commercial entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Bank, most notably in New Jersey. Additionally, the New Jersey credit concentration is primarily focused within the counties that the Company operates in. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type. A description of the Company’s different loan segments follows:

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

Inherent in the lending function is credit risk, which is the possibility a borrower may not perform in accordance with the contractual terms of their loan. A borrower’s inability to pay their obligations according to the contractual terms can create the risk of past due loans and, ultimately, credit losses, especially on collateral deficient loans. The Company minimizes its credit risk by loan diversification and adhering to credit administration policies and procedures. Due diligence on loans begins when the Company initiates contact regarding a loan with a borrower. Documentation, including a borrower’s credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source of funds for repayment of the loan and other factors, are analyzed before a loan is submitted for approval. The commercial loan portfolio is then subject to on-going internal reviews for credit quality which in part is derived from ongoing collection and review of borrowers’ financial information, as well as, independent credit reviews performed by an independent external firm.

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$567	$678	$—	$3,646	$4,891	$33,013	$37,904
Commercial loans
SBA 504 loans	—	—	—	—	—	45,307	45,307
Commercial & industrial	—	—	—	1,450	1,450	138,185	139,635
Commercial real estate	2,202	3,719	—	2,224	8,145	1,043,313	1,051,458
Commercial real estate construction	—	—	—	—	—	132,363	132,363
Residential mortgage loans	8,007	5,758	—	5,053	18,818	604,711	623,529
Consumer loans
Home equity	165	2,205	—	100	2,470	66,368	68,838
Consumer other	42	22	—	—	64	3,389	3,453
Residential construction loans	—	—	—	547	547	98,145	98,692
Total loans held for investment, excluding SBA PPP	10,983	12,382	—	13,020	36,385	2,164,794	2,201,179
SBA loans held for sale	4,666	677	—	—	5,343	9,278	14,621
Total loans, excluding SBA PPP	$15,649	$13,059	$—	$13,020	$41,728	$2,174,072	$2,215,800

	December 31, 2023
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$551	$185	$—	$3,444	$4,180	$34,404	$38,584
Commercial loans
SBA 504 loans	—	—	—	—	—	33,669	33,669
Commercial & industrial	288	78	—	283	649	127,753	128,402
Commercial real estate	1,732	—	—	1,665	3,397	982,833	986,230
Commercial real estate construction	—	—	—	—	—	129,159	129,159
Residential mortgage loans	8,719	1,378	946	10,326	21,369	610,137	631,506
Consumer loans
Home equity	14	—	—	381	395	66,642	67,037
Consumer other	28	55	—	—	83	5,556	5,639
Residential construction loans	2,580	—	—	2,141	4,721	126,556	131,277
Total loans held for investment, excluding SBA PPP	13,912	1,696	946	18,240	34,794	2,116,709	2,151,503
SBA loans held for sale	—	—	—	—	—	18,242	18,242
Total loans, excluding SBA PPP	$13,912	$1,696	$946	$18,240	$34,794	$2,134,951	$2,169,745

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At September 30, 2024 and December 31, 2023, there was $11.0 million and $11.7 million, respectively, of accrued interest on loans.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s CECL evaluation with the associated allowance amount, if applicable, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$265	$175	$—
Commercial loans
Commercial & industrial	638	33	—
Commercial real estate	2,185	1,748	—
Total commercial loans	2,823	1,781	—
Residential mortgage loans	2,671	2,671	—
Consumer loans
Home equity	113	100	—
Total consumer loans	113	100	—
Residential construction loans	547	547	—
Total individually evaluated loans with no related allowance	6,419	5,274	—

With an allowance:
SBA loans held for investment	3,668	3,471	501
Commercial loans
Commercial & industrial	1,544	1,417	403
Commercial real estate	476	476	66
Total commercial loans	2,020	1,893	469
Residential mortgage loans	2,413	2,382	301
Total individually evaluated loans with a related allowance	8,101	7,746	1,271

Total individually evaluated loans:
SBA loans held for investment	3,933	3,646	501
Commercial loans
Commercial & industrial	2,182	1,450	403
Commercial real estate	2,661	2,224	66
Total commercial loans	4,843	3,674	469
Residential mortgage loans	5,084	5,053	301
Consumer loans
Home equity	113	100	—
Total consumer loans	113	100	—
Residential construction loans	547	547	—
Total individually evaluated loans	$14,520	$13,020	$1,271

	December 31, 2023
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,264	$2,186	$—
Commercial loans
Commercial real estate	2,734	1,607	—
Total commercial loans	2,734	1,607	—
Residential mortgage loans	7,146	7,121	—
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans with no related allowance	15,291	13,443	—

With an allowance:
SBA loans held for investment	1,383	1,258	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	209	58	58
Total commercial loans	847	341	341
Residential mortgage loans	4,182	4,151	306
Total individually evaluated loans with a related allowance	6,412	5,750	995

Total individually evaluated loans:
SBA loans held for investment	3,647	3,444	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	2,943	1,665	58
Total commercial loans	3,581	1,948	341
Residential mortgage loans	11,328	11,272	306
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans	$21,703	$19,193	$995

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of September 30, 2024 and December 31, 2023, respectively, as well as gross write-offs for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023.:

	Term Loans
	Amortized Cost Basis by Origination Year, September 30, 2024

(In thousands)	2024	2023	2022	2021	2020	2019 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,707	$2,270	$8,003	$11,869	$5,900	$77	$633	$31,459
Special Mention	-	94	1,773	356	510	150	-	2,883
Substandard	-	-	1,256	2,116	189	1	-	3,562
Total SBA loans held for investment	$2,707	$2,364	$11,032	$14,341	$6,599	$228	$633	$37,904
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$-	$70	$-	$-	$-	$70

SBA PPP loans
Risk Rating:
Pass	$-	$-	$-	$1,593	$-	$-	$-	$1,593
Total SBA PPP loans	$-	$-	$-	$1,593	$-	$-	$-	$1,593

Commercial loans
Risk Rating:
Pass	$115,789	$123,459	$236,083	$139,995	$99,454	$246,659	$390,330	$1,351,769
Special Mention	-	-	6,314	1,738	-	3,195	2,156	13,403
Substandard	-	-	5	1	1,413	415	1,757	3,591
Total commercial loans	$115,789	$123,459	$242,402	$141,734	$100,867	$250,269	$394,243	$1,368,763
Commercial loans
Current-period gross writeoffs	$-	$-	$38	$138	$-	$106	$-	$282

Residential mortgage loans
Risk Rating:
Performing	$63,872	$80,322	$233,246	$67,929	$47,563	$124,260	$1,284	$618,476
Nonperforming	-	2,171	930	525	-	1,427	-	5,053
Total residential mortgage loans	$63,872	$82,493	$234,176	$68,454	$47,563	$125,687	$1,284	$623,529

Consumer loans
Risk Rating:
Performing	$4,544	$4,194	$7,429	$5,188	$3,747	$11,322	$35,767	$72,191
Nonperforming	-	-	-	-	-	-	100	100
Total consumer loans	$4,544	$4,194	$7,429	$5,188	$3,747	$11,322	$35,867	$72,291
Consumer loans
Current-period gross writeoffs	$-	$-	$21	$49	$-	$198	$-	$268

Residential construction
Risk Rating:
Pass	$26,322	$23,505	$37,393	$2,049	$491	$1,357	$7,028	$98,145
Substandard	-	-	-	-	-	-	547	547
Total residential construction loans	$26,322	$23,505	$37,393	$2,049	$491	$1,357	$7,575	$98,692
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$277	$-	$277

Total loans held for investment	$213,234	$236,015	$532,432	$233,359	$159,267	$388,863	$439,602	$2,202,772

	Term Loans
	Amortized Cost Basis by Origination Year, December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	2018 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$1,938	$5,339	$4,723	$6,083	$2,634	$10,996	$-	$31,713
Special Mention	-	1,765	356	510	-	31	-	2,662
Substandard	-	1,256	2,186	190	-	577	-	4,209
Total SBA loans held for investment	$1,938	$8,360	$7,265	$6,783	$2,634	$11,604	$-	$38,584
SBA loans held for investment
Current-period gross writeoffs	$-	$100	$-	$-	$113	$-	$-	$213

SBA PPP loans
Risk Rating:
Pass	$-	$-	$2,318	$-	$-	$-	$-	$2,318
Total SBA PPP loans	$-	$-	$2,318	$-	$-	$-	$-	$2,318

Commercial loans
Risk Rating:
Pass	$139,622	$343,755	$181,419	$128,165	$101,274	$271,469	$96,988	$1,262,692
Special Mention	-	-	1,815	-	1,570	7,423	395	11,203
Substandard	-	-	59	14	288	3,204	-	3,565
Total commercial loans	$139,622	$343,755	$183,293	$128,179	$103,132	$282,096	$97,383	$1,277,460
Commercial loans
Current-period gross writeoffs	$-	$-	$150	$-	$350	$252	$-	$752

Residential mortgage loans
Risk Rating:
Performing	$102,892	$253,919	$72,586	$51,999	$30,482	$109,302	$-	$621,180
Nonperforming	-	2,964	2,714	1,054	945	2,649	-	10,326
Total residential mortgage loans	$102,892	$256,883	$75,300	$53,053	$31,427	$111,951	$-	$631,506
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$25	$-	$-	$68	$-	$93

Consumer loans
Risk Rating:
Performing	$3,428	$4,777	$3,681	$670	$2,481	$7,507	$49,751	$72,295
Nonperforming	-	-	-	125	-	256	-	381
Total consumer loans	$3,428	$4,777	$3,681	$795	$2,481	$7,763	$49,751	$72,676
Consumer loans
Current-period gross writeoffs	$-	$26	$552	$-	$-	$-	$-	$578

Residential construction
Risk Rating:
Performing	$28,827	$72,257	$25,395	$1,418	$491	$748	$-	$129,136
Nonperforming	-	-	-	547	-	1,594	-	2,141
Total residential construction loans	$28,827	$72,257	$25,395	$1,965	$491	$2,342	$-	$131,277
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$600	$400	$1,000

Total loans held for investment	$276,707	$686,032	$297,252	$190,775	$140,165	$415,756	$147,134	$2,153,821

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the nine months ended September 30, 2024 and September 30, 2023, respectively:

	Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$96	0.3%	$—	—%
Commercial loans
Commercial & industrial	—	—	1,495	1.1
Commercial real estate	1,470	0.1	—	—
Residential mortgage loans	—	—	1,036	0.2
Consumer loans
Home equity	—	—	2,205	3.2
Balance, September 30, 2024	$1,566	0.1%	$4,736	0.2%

	Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$9	—%	$—	—%
Commercial loans
Commercial & industrial	—	—	216	0.2
Commercial real estate	—	—	736	0.1
Balance, September 30, 2023	$9	—%	$952	—%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Two loans, a $2.2 million home equity loan and a $1.3 million commercial real estate loan, that were modified during the twelve months ended September 30, 2024 were not in compliance with the modified terms.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,457	$16,688	$6,213	$835	$914	$26,107
Charge-offs	(70)	(46)	—	(68)	—	(184)
Recoveries	7	9	—	34	—	50
Net charge-offs	(63)	(37)	—	(34)	—	(134)
(Credit to) provision for credit losses charged to expense	(77)	923	221	(2)	(36)	1,029
Balance, end of period	$1,317	$17,574	$6,434	$799	$878	$27,002

	For the three months ended September 30, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,556	$15,516	$6,437	$845	$1,634	$25,988
Charge-offs	(100)	(500)	—	(52)	—	(652)
Recoveries	1	10	—	37	—	48
Net charge-offs	(99)	(490)	—	(15)	—	(604)
Provision for (credit to) credit losses charged to expense	199	325	(6)	130	(114)	534
Balance, end of period	$1,656	$15,351	$6,431	$960	$1,520	$25,918

	For the nine months ended September 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Charge-offs	(70)	(282)	—	(268)	(277)	(897)
Recoveries	21	32	—	55	—	108
Net charge-offs	(49)	(250)	—	(213)	(277)	(789)
Provision for (credit to) credit losses charged to expense	145	1,948	(95)	(10)	(51)	1,937
Balance, end of period	$1,317	$17,574	$6,434	$799	$878	$27,002

	For the nine months ended September 30, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$875	$15,254	$5,450	$990	$2,627	$25,196
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL")	163	171	376	101	36	847
Charge-offs	(213)	(500)	—	(397)	(900)	(2,010)
Recoveries	16	377	—	73	—	466
Net charge-offs	(197)	(123)	—	(324)	(900)	(1,544)
Provision for (credit to) credit losses charged to expense	815	49	605	193	(243)	1,419
Balance, end of period	$1,656	$15,351	$6,431	$960	$1,520	$25,918

The following tables present loans and their related allowance for credit losses, by portfolio segment, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Allowance for credit losses ending balance:
Individually evaluated	$501	$469	$301	$—	$—	$1,271
Collectively evaluated	816	17,105	6,133	799	878	25,731
Total	$1,317	$17,574	$6,434	$799	$878	$27,002
Loan ending balances:
Individually evaluated	$3,646	$3,674	$5,053	$100	$547	$13,020
Collectively evaluated	35,851	1,365,089	618,476	72,191	98,145	2,189,752
Total	$39,497	$1,368,763	$623,529	$72,291	$98,692	$2,202,772

	December 31, 2023
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Allowance for credit losses ending balance:
Individually evaluated	$348	$341	$306	$—	$—	$995
Collectively evaluated	873	15,535	6,223	1,022	1,206	24,859
Total	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Loan ending balances:
Individually evaluated	$3,444	$1,948	$11,272	$388	$2,141	$19,193
Collectively evaluated	37,458	1,275,512	620,234	72,288	129,136	2,134,628
Total	$40,902	$1,277,460	$631,506	$72,676	$131,277	$2,153,821

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable losses. At September 30, 2024, a $0.7 million commitment reserve was reported on the Balance Sheet as “Accrued expenses and other liabilities” and reported on the income statement as “Provision for credit losses, off-balance sheet”, compared to a $0.6 million reserve at December 31, 2023.

Reserve for Debt Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Debt securities available for sale” on the Balance Sheet. At September 30, 2024, a $1.9 million reserve was reported, compared to a $1.3 million reserve at December 31, 2023.

The Company maintains a reserve for credit losses on HTM debt securities at a level that management believes is adequate to absorb estimated probable losses. At September 30, 2024 and December 31, 2023, no reserve was reported on the balance sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies and have a long history of no credit losses.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2024 and December 31, 2023, respectively is as follows:

(In thousands, except percentages and years)	September 30, 2024	December 31, 2023
Notional amount	$20,000	$20,000
Fair value	$333	$918
Weighted average pay rate	0.83%	0.83%
Weighted average receive rate	5.63%	5.27%
Weighted average maturity in years	0.44	1.57
Number of contracts	1	1

In the third quarter of 2024, to hedge floating rate liability exposure, the Company entered into a forward starting pay-fix, receive-float interest rate swap which will commence in the first quarter of 2025, maturing in the first quarter of 2028. The interest rate swap, which qualifies for hedge accounting, is tied to the Secured Overnight Financing Rate (SOFR) for a notional amount of $20.0 million. The effective fixed rate interest rate obligation to the Company is 2.89%. As of September 30, 2024, the fair value of the swap was $0.1 million.

During the three and nine months ended September 30, 2024, the Company received variable rate SOFR payments from and paid fixed rates in accordance with its interest rate swap agreements. At September 30, 2024, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at September 30, 2024 and 2023, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
(Loss) gain recognized in OCI
Gross of tax	$(170)	$(139)	$(474)	$(273)
Net of tax	(122)	(82)	(342)	(195)
Gain reclassified from AOCI into net income
Gross of tax	237	238	714	656
Net of tax	172	170	517	469

NOTE 10. Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allows for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s plans for the nine months ended September 30, 2024 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2023	471,132	$17.92	4.9	$5,500,080
Options granted	—	—
Options exercised	(80,633)	15.22
Options forfeited	—	—
Options expired	—	—
Outstanding at September 30, 2024	390,499	$18.47	4.3	$6,087,186
Exercisable at September 30, 2024	390,499	$18.47	4.3	$6,087,186

On May 5, 2023, the Company adopted the 2023 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan, along with the 2019 Equity Compensation Plan adopted on April 25, 2019, replaced all previously approved and established equity plans then currently in effect. As of September 30, 2024, 281,500 options and 345,850 shares of restricted stock have been awarded from the plans. In addition, 16,162 unvested options and 22,412 unvested shares of restricted stock were cancelled and returned to the plans leaving 405,799 shares available for future grants.

The fair values of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the nine months ended September 30, 2024 or 2023.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Number of options exercised	15,533	22,249	80,633	73,184
Total intrinsic value of options exercised	$304,943	$164,978	$1,109,805	$480,981
Cash received from options exercised	$186,497	$394,665	$1,227,506	$1,393,551
Tax deduction realized from options	$85,719	$49,634	$311,966	$144,703

The following table summarizes information about stock options outstanding and exercisable at September 30, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
	Options	remaining contractual	average	Options	average
Range of exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
8.31-11.87	47,000	1.1	$9.79	47,000	$9.79
11.88-15.44	9,000	2.2	14.60	9,000	14.60
15.45-19.01	127,599	4.9	17.57	127,599	17.57
19.02-22.57	206,900	4.8	21.17	206,900	21.17
Total	390,499	4.3	$18.47	390,499	$18.47

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the three and nine months ended September 30, 2024 and 2023 are detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Compensation expense	$—	$72	$32	$236
Income tax benefit	$—	$21	$9	$68

As of September 30, 2024, there was no unrecognized compensation costs related to nonvested share-based stock option compensation arrangements granted under the Company’s plans as all options were fully vested.

Restricted Stock Awards

Restricted stock is issued under the Company’s active Equity Compensation Plans to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date generally vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the nine months ended September 30, 2024:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2023	164,634	$24.46
Granted	77,950	28.84
Cancelled	(7,162)	26.83
Vested	(48,125)	23.53
Nonvested restricted stock at September 30, 2024	187,297	$26.43

Restricted stock awards granted during the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Number of shares granted	—	3,000	77,950	58,500
Average grant date fair value	$—	$25.24	$28.84	$22.93

Compensation expense related to restricted stock for the three and nine months ended September 30, 2024 and 2023 is detailed in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Compensation expense	$455	$357	$1,349	$1,033
Income tax benefit	$128	$103	$379	$298

As of September 30, 2024, there was approximately $3.8 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s equity plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

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

The minimum capital level requirements include: (i) a Tier 1 leverage ratio of 4%; (ii) common equity Tier 1 risk weighted capital ratio of 4.5%; (iii) a Tier 1 risk weighted capital ratio of 6%; and (iv) a total risk weighted capital ratio of 8% for all institutions. The Bank is also required to maintain a “capital conservation buffer” of 2.5% above the regulatory minimum capital ratios which results in the following minimum ratios: (i) a common equity Tier 1 risk weighted capital ratio of 7.0%; (ii) a Tier 1 risk weighted capital ratio of 8.5%; and (iii) a total risk weighted capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under a policy of the Fderal Reserve applicable to bank holding companies with consolidated assets of less than $3 billion, the Company is not subject to capital regulations.

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at September 30, 2024 and at December 31, 2023, as if the Company were subject to minimum capital requirements.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2024
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$321,177	15.23%	$168,717	8.00%	$210,896	10.00%
Bank	313,386	14.97	167,498	8.00	209,373	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	284,799	13.50	94,903	4.50	137,082	6.50
Bank	287,197	13.72	94,218	4.50	136,092	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	294,799	13.98	126,538	6.00	168,717	8.00
Bank	287,197	13.72	125,624	6.00	167,498	8.00
Tier 1 capital (to average total assets)
Company Consolidated	294,799	11.94	98,722	4.00	123,403	5.00
Bank	287,197	11.67	98,411	4.00	123,014	5.00

As of December 31, 2023
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$298,293	14.43%	$165,370	8.00%	$206,712	10.00%
Bank	287,206	14.02	163,911	8.00	204,889	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	262,454	12.70	93,020	4.50	134,363	6.50
Bank	261,584	12.76	92,200	4.50	133,178	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	272,454	13.18	124,027	6.00	165,370	8.00
Bank	261,584	12.76	122,934	6.00	163,911	8.00
Tier 1 capital (to average total assets)
Company Consolidated	272,454	11.14	97,800	4.00	122,250	5.00
Bank	261,584	10.74	97,355	4.00	121,693	5.00

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through online banking platforms and its robust branch network located throughout Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and to hold other rela estate owned if the Bank takes title to property securing loans.

Earnings Summary

Net income totaled $10.9 million, or $1.07 per diluted share for the quarter ended September 30, 2024, compared to $9.9 million, or $0.97 per diluted share for the same period in 2023. Return on average assets and return on average common equity for the quarter were 1.76 percent and 15.55 percent, respectively, compared to 1.61 percent and 15.84 percent for the same period in 2023.

Third quarter highlights include:

●	Net interest income increased 5.6 percent compared to the prior year’s quarter, primarily due to the increased yield on loans.
●	Net interest margin equaled 4.16 percent this quarter compared to 3.96 percent in the prior year’s quarter. The increase was primarily due to an increased yield on interest-earning assets.

●	The provision for credit losses on loans and off-balance sheet items was $1.1 million for the quarter ended September 30, 2024, compared to $0.6 million in provision for credit losses on loans and off-balance sheet items for the prior year’s quarter due to loan growth.
●	Noninterest income increased 37.2 percent compared to the prior year’s quarter, primarily due to increased net securities gains, service and loan fee income and branch fee income. The increase was partially offset by lower BOLI income.
●	Noninterest expense increased 0.3 percent compared to the prior year’s quarter, primarily due to the increases in processing and communications and furniture and equipment, partially offset by decreases in compensation & benefits and deposit insurance.
●	The effective tax rate was 25.1 percent compared to 23.7 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income per common share - Basic (1)	$1.09	$0.98	$2.98	$2.92
Net income per common share - Diluted (2)	$1.07	$0.97	$2.94	$2.88
Return on average assets	1.76%	1.61%	1.64%	1.64%
Return on average equity (3)	15.55%	15.84%	14.72%	16.38%
Efficiency ratio (4)	44.23%	46.59%	46.25%	45.67%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and fees earned on loans and interest paid on interest-bearing liabilities. Interest-earning assets include loans to individuals and businesses, investment securities and interest-earning deposits. Interest-bearing liabilities include interest-bearing demand, savings, brokered and time deposits, FHLB advances and other borrowings.

During the quarter ended September 30, 2024, tax-equivalent net interest income amounted to $24.9 million, an increase of $1.3 million or 5.6 percent when compared to the same period in 2023. The net interest margin increased 20 basis points to 4.16 percent for the three months ended September 30, 2024, compared to 3.96 percent for the same period in 2023.

During the three months ended September 30, 2024, tax-equivalent interest income was $39.6 million, an increase of $2.6 million or 6.9 percent when compared to the same period in 2023. This increase was mainly driven by the increases in the yield on loans and the balance of average interest-bearing deposits and securities, partially offset by a decrease in the yield on securities, a decrease in the average volume of loans and the average balance and yield of FHLB stock.

●	Of the $2.6 million net increase in interest income on a tax-equivalent basis, $2.6 million is due to an increase in yields on earning assets, partially offset by $53 thousand due to a decrease in average earning assets.
●	The average volume of interest-earning assets increased $16.7 million to $2.4 billion for the third quarter of 2024. This was due primarily to a $15.6 million increase in average interest-bearing deposits, a $6.4 million increase in average investment securities and a $2.6 million increase in average loans and, partially offset by a $7.9 million decrease in average FHLB stock.

●	The yield on total interest-earning assets increased 40 basis points to 6.62 percent for the three months ended September 30, 2024, when compared to the same period in 2023. The yield on the loan portfolio increased 44 basis points to 6.62 percent.

Total interest expense was $14.7 million for the three months ended September 30, 2024, an increase of $1.2 million or 9.2 percent compared to the same period in 2023. This increase was driven by the increased rates and volume of time deposits, savings deposits and demand deposits and increased rates on brokered deposits, partially offset by a decline in the volume of brokered deposits and decreased rates and volume of borrowed funds and subordinated debentures.

●	Of the $1.2 million increase in interest expense, $1.3 million was due to increased rate on average interest-bearing liabilities, partially offset by a $0.1 million decrease in volume and a shift in the mix of liability categories.
●	Interest-bearing liabilities averaged $1.7 billion for the third quarter of 2024, a decrease of $0.1 million compared to the prior year’s quarter.
●	The average cost of total interest-bearing liabilities increased 29 basis points to 3.34 percent. The cost of interest-bearing deposits increased 69 basis points to 3.33 percent for the third quarter of 2024 and the cost of borrowed funds and subordinated debentures decreased 151 basis points to 3.46 percent.

During the nine months ended September 30, 2024, tax-equivalent interest income was $115.5 million, an increase of $9.7 million or 9.2 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the rates on loans, securities, FHLB stock and interest-bearing deposits, partially offset by a decrease in the average balance of FHLB stock.

●	Of the $9.7 million net increase in interest income on a tax-equivalent basis, $9.5 million is due to an increase in yields on the earning assets and $0.2 million is due to an increase to average earning assets.
●	The average volume of interest-earning assets increased $19.0 million to $2.4 billion for the nine months ended September 30, 2024 compared to $2.3 billion for the same period in 2023. This was due primarily to a $20.6 million increase in average loans and a $2.4 million increase in average investment securities.
●	The yield on total interest-earning assets increased 50 basis points to 6.55 percent for the nine months ended September 30, 2024 when compared to the same period in 2023. The yield on the loan portfolio increased 52 basis points to 6.53 percent.

Total interest expense was $43.4 million for the nine months ended September 30, 2024, an increase of $8.6 million or 24.7 percent compared to the same period in 2023. This increase reflects increased volume and rates on interest-bearing demand deposits and time deposits and the rates of savings and brokered deposits, offset by decreased volume and rates on borrowed funds and subordinated debentures compared to a year ago.

●	Of the $8.6 million increase in interest expense, $9.1 million was due to the increased rates on average interest bearing liabilities, partially offset by a $0.5 million decrease in the volume on interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.7 billion for the nine months ended September 30, 2024, an increase of $18.8 million or 1.1 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities increased 63 basis points to 3.33 percent for the nine months ended September 30, 2024. The cost of interest-bearing deposits increased 105 basis points to 3.26 percent and the cost of borrowed funds and subordinated debentures decreased 80 basis points to 3.93 percent.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	September 30, 2024			September 30, 2023
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$50,232	$695	5.50%	$34,597	$483	5.54%
FHLB stock	7,530	164	8.67	15,485	364	9.32
Securities:
Taxable	141,682	1,904	5.38	135,132	1,848	5.47
Tax-exempt	1,579	18	4.48	1,692	18	4.27
Total securities (A)	143,261	1,922	5.37	136,824	1,866	5.45
Loans:
SBA loans	52,346	1,153	8.81	60,108	1,379	9.18
SBA PPP loans	1,641	6	1.51	2,523	25	3.94
Commercial loans	1,321,336	22,283	6.60	1,266,185	20,299	6.27
Residential mortgage loans	628,299	9,657	6.15	628,544	8,462	5.39
Consumer loans	70,740	1,436	7.94	75,246	1,525	7.93
Residential construction loans	99,865	2,235	8.76	139,045	2,588	7.28
Total loans (B)	2,174,227	36,770	6.62	2,171,651	34,278	6.18
Total interest-earning assets	$2,375,250	$39,551	6.62%	$2,358,557	$36,991	6.22%

Noninterest-earning assets:
Cash and due from banks	23,728			22,841
Allowance for credit losses	(26,406)			(26,478)
Other assets	93,000			100,428
Total noninterest-earning assets	90,322			96,791
Total assets	$2,465,572			$2,455,348

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$320,256	$1,802	2.24%	$302,800	$1,409	1.89%
Savings deposits	530,954	3,605	2.70	503,676	2,590	2.09
Brokered deposits	217,851	2,039	3.72	245,557	2,212	3.65
Time deposits	560,297	6,186	4.39	396,918	3,429	3.50
Total interest-bearing deposits	1,629,358	13,632	3.33	1,448,951	9,640	2.64
Borrowed funds and subordinated debentures	120,067	1,062	3.46	300,608	3,817	4.97
Total interest-bearing liabilities	$1,749,425	$14,694	3.34%	$1,749,559	$13,457	3.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	408,376			429,321
Other liabilities	28,761			27,192
Total noninterest-bearing liabilities	437,137			456,513
Total shareholders' equity	279,010			249,276
Total liabilities and shareholders' equity	$2,465,572			$2,455,348

Net interest spread		$24,857	3.28%		$23,534	3.17%
Tax-equivalent basis adjustment		(1)			(1)
Net interest income		$24,856			$23,533
Net interest margin			4.16%			3.96%

(A) Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.

(B) The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

	For the nine months ended
	September 30, 2024			September 30, 2023
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$37,764	$1,549	5.48%	$34,068	$1,257	4.93%
FHLB stock	8,822	624	9.45	16,500	1,037	8.41
Securities:
Taxable	139,029	5,503	5.28	136,473	5,385	5.26
Tax-exempt	1,603	56	4.50	1,737	58	4.46
Total securities (A)	140,632	5,559	5.27	138,210	5,443	5.25
Loans
SBA loans	55,451	3,762	9.05	62,802	4,186	8.89
SBA PPP loans	1,879	25	1.77	3,103	129	5.53
Commercial loans	1,301,303	64,273	6.49	1,230,752	56,320	6.03
Residential mortgage loans	626,286	28,192	6.00	621,971	25,103	5.38
Consumer loans	70,313	4,228	7.90	76,363	4,351	7.51
Residential construction loans	113,901	7,265	8.38	153,587	7,911	6.79
Total loans (B)	2,169,133	107,745	6.53	2,148,578	98,000	6.01
Total interest-earning assets	$2,356,351	$115,477	6.55%	$2,337,356	$105,737	6.05%

Noninterest-earning assets:
Cash and due from banks	23,499			22,516
Allowance for credit losses	(26,223)			(26,178)
Other assets	92,658			104,883
Total noninterest-earning assets	89,934			101,221
Total assets	$2,446,285			$2,438,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$327,544	$5,523	2.25%	$299,957	$3,705	1.65%
Savings deposits	512,969	10,097	2.63	514,468	6,138	1.59
Brokered deposits	229,862	6,516	3.79	237,390	5,631	3.16
Time deposits	520,448	16,718	4.29	343,123	7,556	2.93
Total interest-bearing deposits	1,590,823	38,854	3.26	1,394,938	23,030	2.21
Borrowed funds and subordinated debentures	150,278	4,499	3.93	327,382	11,740	4.73
Total interest-bearing liabilities	$1,741,101	$43,353	3.33%	$1,722,320	$34,770	2.70%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	404,471			445,862
Other liabilities	28,883			26,016
Total noninterest-bearing liabilities	433,354			471,878
Total shareholders’ equity	271,830			244,379
Total liabilities and shareholders’ equity	$2,446,285			$2,438,577

Net interest spread		$72,124	3.22%		$70,967	3.35%
Tax-equivalent basis adjustment		(3)			(3)
Net interest income		$72,121			$70,964
Net interest margin			4.09%			4.06%

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

	For the three months ended September 30, 2024 versus September 30, 2023			For the nine months ended September 30, 2024 versus September 30, 2023
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume Mix	Rate	Net	Volume Mix	Rate	Net
Interest income:
Interest-bearing deposits	$215	$(3)	$212	$144	$148	$292
FHLB stock	(176)	(24)	(200)	(529)	116	(413)
Securities	86	(30)	56	95	21	116
Loans	(178)	2,670	2,492	472	9,273	9,745
Total interest income	$(53)	$2,613	$2,560	$182	$9,558	$9,740
Interest expense:
Demand deposits	$93	$300	$393	$367	$1,451	$1,818
Savings deposits	159	856	1,015	(18)	3,977	3,959
Brokered deposits	(222)	49	(173)	(186)	1,071	885
Time deposits	1,704	1,053	2,757	4,827	4,335	9,162
Total interest-bearing deposits	1,734	2,258	3,992	4,990	10,834	15,824
Borrowed funds and subordinated debentures	(1,829)	(926)	(2,755)	(5,516)	(1,725)	(7,241)
Total interest expense	(95)	1,332	1,237	(526)	9,109	8,583
Net interest income - fully tax-equivalent	$42	$1,281	$1,323	$708	$449	$1,157
Decrease in tax-equivalent adjustment			—			—
Net interest income			$1,323			$1,157

Provision for Credit Losses

The provision for credit losses for loans was $1.0 million and $1.9 million during the three and nine months ended September 30, 2024, respectively, compared to $0.5 million and $1.4 million for the same periods in 2023. The increase in the quarterly period was primarily driven by increases in the general reserve calculation due to loan growth.

The provision for credit losses for off-balance sheet exposures totaled $51 thousand and $66 thousand for the three and nine months ended September 30, 2024, respectively, compared to $22 thousand and a release of $62 thousand for the same periods in 2023.

The provision for credit losses for AFS debt security impairment was none and $0.6 million for the three and nine months ended September 30, 2024, compared to none for the prior year’s periods. The impairment was entirely attributable to one senior corporate debt security in the AFS portfolio. The Company owns $5 million in par value of this position and moved the position into non-accrual status during the quarter ended June 30, 2024.

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

Click or tap here to enter text.

Noninterest Expense and Other Matters

Subsequent to quarter end, on November 5, 2024, a contractor (or a subcontractor thereof) working for the Bank damaged certain off-premises utility equipment, causing a power outage that effected the Bank and a number of adjacent businesses. Power was restored to the adjacent businesses within a few hours. The Bank is unaware of the amount of losses, if any, which any effected business may have incurred. No claims have been filed against the Bank, nor against the contractor, to the Bank’s knowledge. Nonetheless, the Bank is in possession of the contractor’s Certificate of Liability Insurance, however the scope of coverage has not yet been determined, and it is unclear whether the contractor will have the financial wherewithal to satisfy any claims arising from this matter. The Bank is continuing to investigate this matter.

Income Tax Expense

For the quarter ended September 30, 2024, the Company reported income tax expense of $3.7 million for an effective tax rate of 25.1 percent, compared to income tax expense of $3.1 million and an effective tax rate of 23.7 percent for the prior year’s quarter. For the nine months ended September 30, 2024, the Company reported income tax expense of $10.0 million for an effective tax rate of 25.0 percent, compared to an income tax expense of $10.0 million and an effective tax rate of 25.1 percent for the nine months ended September 30, 2023.

Financial Condition at September 30, 2024

Total assets increased $56.8 million or 2.2 percent, to $2.6 billion at September 30, 2024, when compared to year end 2023. This increase was primarily due to increases of $45.3 million in gross loans, $8.0 million in securities and $7.8 million in prepaid expenses and other assets and $2.0 million in deferred tax assets, partially offset by a decrease of $3.9 million in FHLB stock.

Total shareholders’ equity increased $22.8 million, when compared to year end 2023, primarily due to earnings and an increase in common stock, partially offset by the repurchase of shares and dividends paid during the nine months ended September 30, 2024.

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

AFS debt securities totaled $97.7 million at September 30, 2024, an increase of $5.9 million or 6.4 percent, compared to $91.8 million at December 31, 2023. This net increase was the result of:

●	$10.5 million in purchases,
●	$1.2 million in appreciation in the market value of the portfolio. At September 30, 2024, the portfolio had a net unrealized loss of $3.3 million compared to a net unrealized loss of $4.5 million at December 31, 2023. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss,
●	Which were partially offset by $5.1 million in principal payments and maturities,
●	$0.6 million provision for credit loss on AFS debt securities and
●	$0.1 million in premium amortization.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.0 years and 5.6 years at September 30, 2024 and December 31, 2023, respectively. The effective duration of AFS debt securities amounted to 1.4 and 1.7 years at September 30, 2024 and December 31, 2023.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $36.2 million at September 30, 2024, an increase of $0.1 million or 0.3 percent, compared to $36.1 million at December 31, 2023.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 16.1 years and 17.1 years at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the fair value of HTM securities was $30.5 million and $29.7 million, respectively. The effective duration of HTM securities amounted to 10.1 years and 10.9 years at September 30, 2024 and December 31, 2023, respectively.

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

Equity securities totaled $9.8 million at September 30, 2024, an increase of $2.0 million or 26.1 percent, compared to $7.8 million at December 31, 2023.

Securities with a carrying value of $11.8 million and $9.7 million at September 30, 2024 and December 31, 2023, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, all securities were unencumbered by borrowings at September 30, 2024 and December 31, 2023.

Approximately 61 percent of the total debt security investment portfolio had a fixed rate of interest at September 30, 2024.

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

Total loans increased $45.3 million or 2.1 percent to $2.2 billion at September 30, 2024, compared to year end 2023. Commercial loans increased $91.3 million, offset by decreases of $32.6 million, $8.0 million, $3.6 million, $0.7 million, $0.7 million and $0.4 million in residential construction, residential mortgage, SBA held for sale, SBA PPP, SBA held for investment and consumer loans, respectively. Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio at September 30, 2024:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
Commercial construction	88.4%	6.9%	4.7%	—%
SBA 504	88.2	1.6	9.7	0.5
Commercial & industrial	96.0	1.7	1.1	1.2
Commercial mortgage - owner occupied	89.8	4.3	2.7	3.2
Commercial mortgage - nonowner occupied	86.2	3.8	3.8	6.2
Other	96.2	2.5	0.8	0.5
Total	89.6%	3.9%	3.2%	3.3%

Average loans increased $20.6 million or 1.0 percent to $2.2 billion the nine months ended September 30, 2024 from $2.1 billion for the same period in 2023. The increase in average loans was due to increases in average commercial and residential mortgage loans, partially offset by decreases in average residential construction, SBA, consumer and SBA PPP loans. The yield on the overall loan portfolio increased 52 basis points to 6.53 percent for the nine months ended September 30, 2024 when compared to the same period in the prior year.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $14.6 million at September 30, 2024, a decrease of $3.6 million from $18.2 million at December 31, 2023. SBA 7(a) loans held for investment amounted to $37.9 million at September 30, 2024, a decrease of $0.7 million from $38.6 million at December 31, 2023. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 9.05 percent for the nine months ended September 30, 2024, compared to 8.89 percent for the same period in the prior year. The Company sold $0.9 million of SBA loans during the three months ended ended September 30, 2024.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $74.2 million and $75.6 million in SBA loans were sold but serviced by the Company at September 30, 2024 and December 31, 2023, respectively, and are not included on the Company’s Balance Sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.4 billion at September 30, 2024, an increase of $91.3 million from year end 2023. The yield on commercial loans was 6.49 percent for the nine months ended September 30, 2024, compared to 6.03 percent for the same period in 2023. In most cases, these loans are secured by underlying real estate collateral. SBA 504 program loans, which consist of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. At September 30, 2024, Commercial Mortgage – Owner Occupied, Commercial Mortgage – Nonowner Occupied, and Commercial Construction represent 25.2 percent, 18.6 percent and 6.0 percent of the Company’s loan portfolio, respectively. The Company will generally not exceed a combined loan-to-value ratio of 75 percent at origination. Unity continually evaluates and monitors its credit risk policies and procedures. Further, Unity continuously monitors loan portfolio concentrations across key credit characteristics (e.g., state and local geographies, industries, etc.). Loans are subject to periodic loan review procedures in accordance with the Company’s Loan Policy. A portion of the loan reviews are performed by an independent and external loan review function.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $623.5 million at September 30, 2024, a decrease of $8.0 million from year end 2023. Sales of conforming mortgage loans totaled $48.7 million for the nine months ended September 30, 2024, compared to sales of $44.8 million in the prior year period. The yield on residential mortgages was 6.00 percent for the nine months ended September 30, 2024, compared to 5.38 percent for the same period in 2023. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $72.3 million at September 30, 2024, a decrease of $0.4 million from year end 2023. The yield on consumer loans was 7.90 percent for the nine months ended September 30, 2024, compared to 7.51 percent for the same period in 2023.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $98.7 million at September 30, 2024, a decrease of $32.6 million from year end 2023. The yield on residential construction loans was 8.38 percent for the nine months ended September 30, 2024, compared to 6.79 percent for the same period in 2023.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At September 30, 2024 and December 31, 2023, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of September 30, 2024 and December 31, 2023:

In thousands, except percentages	September 30, 2024%		December 31, 2023%
SBA loans
SBA loans held for sale	$14,621	0.6%	$18,242	0.8%
SBA loans held for investment	37,904	1.7%	38,584	1.8%
SBA PPP	1,593	0.1%	2,318	0.1%
Total SBA loans	54,118	2.4%	59,144	2.7%
Commercial loans
Commercial construction	132,363	6.0%	129,159	6.0%
SBA 504	45,307	2.0%	33,669	1.7%
Commercial & industrial	139,635	6.3%	128,402	5.9%
Commercial mortgage - owner occupied	559,275	25.2%	502,397	23.1%
Commercial mortgage - nonowner occupied	412,722	18.6%	424,490	19.5%
Other	79,461	3.6%	59,343	2.7%
Total commercial loans	1,368,763	61.7%	1,277,460	58.9%
Residential mortgage loans	623,529	28.1%	631,506	29.1%
Consumer loans
Home equity	68,838	3.1%	67,037	3.0%
Consumer other	3,453	0.2%	5,639	0.3%
Total consumer loans	72,291	3.3%	72,676	3.3%
Residential construction	98,692	4.5%	131,277	6.0%
Total gross loans	$2,217,393	100.0%	$2,172,063	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonperforming loans were $13.0 million at September 30, 2024, a $6.2 million decrease from $19.2 million at December 31, 2023 and a $5.1 million decrease from $18.1 million at September 30, 2023, respectively. Since year end 2023, nonperforming loans in the residential mortgage, consumer and residential construction segments decreased, offset by an increase in nonperforming loans in the SBA and commercial segments. In addition, there were no loans past due 90 days or more and still accruing interest at September 30, 2024, compared to $0.9 million of these loans at December 31, 2023 and $0.3 of these loans million at September 30, 2023. Further, there was no other real estate owned at September 30, 2024 and at December 31, 2023, compared to $0.3 million of other real estate owned at September 30, 2023.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $14.8 million at September 30, 2024, a decrease of $0.3 million from $15.1 million at December 31, 2023.

Nonperforming securities were $2.9 million at September 30, 2024, a $2.9 million increase from none at December 31, 2023 and September 30, 2023. The Company owns $5 million in par of this position and moved the position into non-accrual status during the three months ending June 30, 2024. This security is currently paying and all payments received since have been applied to principal.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $27.0 million at September 30, 2024, compared to $25.9 million at December 31, 2023 and at September 30, 2023, with a resulting allowance to total loan ratio of 1.22 percent at September 30, 2024 and 1.19 percent at both December 31, 2023 and September 30, 2023. Net charge-offs amounted to $0.8 million for the nine months ended September 30, 2024, compared to net charge-offs of $1.5 million for the same period in 2023.

The Company maintains a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in Other liabilities. At September 30, 2024, the commitment reserve totaled $0.7 million, compared to $0.6 million at December 31, 2023.

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

Total deposits increased $122.0 million to $2.0 billion at September 30, 2024 from year-end 2023. This increase was due to increases of $131.2 million in time deposits, $27.1 million in savings deposits, $13.1 million in interest bearing demand deposits and $4.3 million in noninterest-bearing demand deposits, partially offset by a decrease of $53.7 million in brokered deposits. The change in the composition of the portfolio from December 31, 2023 reflects a 30.8 percent increase in time deposits, 5.5 percent increase in savings deposits, 4.2 percent increase in interest bearing demand deposits and a 1.0 percent increase in noninterest-bearing demand deposits, partially offset by a 20.0 percent decrease in brokered deposits.

As of September 30, 2024, 19.1 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of September 30, 2024, consisted of 20.7 percent in noninterest-bearing demand deposits, 15.9 percent in interest-bearing demand deposits, 27.4 percent in savings deposits and 36.0 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $277.1 million and $366.7 million at September 30, 2024 and December 31, 2023, respectively, and are broken down in the following table:

(In thousands)	September 30, 2024	December 31, 2023
FHLB borrowings:
Non-overnight, fixed rate advances	$23,798	$109,438
Overnight advances	178,000	217,000
Puttable advances	65,000	30,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$277,108	$366,748

In September 2024, the FHLB issued a $175.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $28.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At September 30, 2024, the Company held $194.5 million of cash and cash equivalents. Further, the Company maintained approximately $569.4 million of funding available from various funding sources, including the FHLB, FRB Discount Window and other lines of credit. Additionally, the Company can pledge securities for further borrowing capacity.

For the nine months ended September 30, 2024, average FHLB Borrowings were $140 million with a weighted average cost of 3.77%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 6.605 percent at September 30, 2024 and 7.212 percent at December 31, 2023.

Market Risk

Market risk for the Company is primarily limited to interest rate risk, which is the impact that changes in interest rates would have on future earnings. The Company’s Risk Management Committee (“RMC”) manages this risk. The principal objectives of the RMC are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment and capital and liquidity requirements and actively manage risk within Board-approved guidelines. The RMC reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions and interest rate levels.

The following table presents the Company’s Economic Value of Equity (“EVE”) and Net Interest Income (“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at September 30, 2024 and December 31, 2023:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
September 30, 2024
+300	$250,068	$(57,220)	(18.62)%	$100,524	$(6,369)	(5.96)%
+200	272,149	(35,139)	(11.44)	102,543	(4,350)	(4.07)
+100	292,953	(14,335)	(4.67)	104,410	(2,483)	(2.32)
0	307,288	—	—	106,893	—	—
-100	309,658	2,370	0.77	107,772	879	0.82
-200	306,510	(778)	(0.25)	107,313	420	0.39
-300	294,199	(13,089)	(4.26)	106,768	(125)	(0.12)
December 31, 2023
+300	$215,239	$(53,748)	(19.98)%	$91,747	$(7,977)	(8.00)%
+200	235,749	(33,238)	(12.36)	94,405	(5,319)	(5.33)
+100	254,242	(14,745)	(5.48)	96,984	(2,740)	(2.75)
0	268,987	—	—	99,724	—	—
-100	273,517	4,530	1.68	101,391	1,667	1.67
-200	286,813	17,826	6.63	102,987	3,263	3.27
-300	281,661	12,674	4.71	102,858	3,134	3.14

Off Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of September 30, 2024:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,451	$863	$120	$1,344	$5,778
Contractual obligations:
Time deposits	631,128	92,166	12,207	108	735,609
Borrowed funds and subordinated debentures	191,798	—	75,000	10,310	277,108
Total off-balance sheet arrangements and contractual obligations	$826,377	$93,029	$87,327	$11,762	$1,018,495

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At September 30, 2024, the balance of cash and cash equivalents was $194.5 million, a decrease of $0.3 million from December 31, 2023. A discussion of on- and off-balance sheet liquidity follows.

●	Securities. The Company’s available for sale investment portfolio amounted to $97.7 million and $91.8 million at September 30, 2024 and December 31, 2023, respectively. Projected cash flows from securities based on current estimates over the next twelve months are $14.2 million.
●	Loans. The SBA loans held for sale portfolio amounted to $14.6 million and $18.2 million at September 30, 2024 and December 31, 2023, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Commitments. The Company was committed to advance approximately $329.1 million to its borrowers as of September 30, 2024, compared to $312.5 million at December 31, 2023. At September 30, 2024, $172.1 million of these commitments expire within one year, compared to $149.3 million at December 31, 2023. The Company had $5.8 million and $5.7 million in standby letters of credit at September 30, 2024 and December 31, 2023, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.
●	Deposits. As of September 30, 2024, deposits included $384.6 million of government deposits, as compared to $346.3 million at year end 2023. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Included in the portfolio were $352.9 million of deposits from 22 municipalities with account balances in excess of $5.0 million. The withdrawal of these deposits, in whole or in part, would not create a liquidity shortfall for the Company.
●	Borrowed Funds. Total FHLB borrowings amounted to $266.8 million and $356.4 million as of September 30, 2024 and December 31, 2023, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At September 30, 2024, pledging provided an additional $569.4 million in borrowing potential from the FHLB, FRB and other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB.

For further detail on cash flow activity, refer to the Consolidated Statements of Cash Flows.

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp, Inc. and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of Septemeber 30, 2024, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

See Note 11 to the accompanying Consolidated Financial Statements for more information regarding Regulatory Capital

Shareholders’ Equity

Repurchase Plan

On April 27, 2023, the Board authorized the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock. On August 1, 2024, a new repurchase plan was authorized by the Board covering up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock. A total of 10,334 shares were repurchased at a weighted average price of $27.27 during the three months ended September 30, 2024.  As of September 30, 2024, 685 thousand shares are available for repurchase. The timing and amount of additional purchases, if any, will depend upon a number of factors including the Company’s capital needs, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock. The table below provides details of our repurchases during the last quarter:

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
July 1, 2024 through July 31, 2024	10,334	$27.27	10,334	184,645
August 1, 2024 through August 31, 2024	—	—	—	684,645
September 1, 2024 through September 30, 2024	—	—	—	684,645

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2024, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
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

ITEM 1A         Risk Factors

Information regarding this item as of September 30, 2024 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2023.

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

See the discussion under the heading “Shareholders Equity - Repurchase Plan” under Item 2 “Management’s Discussion and Analysis of Financial Condition and results of Operations.”

ITEM 3          Defaults upon Senior Securities – None

ITEM 4          Mine Safety Disclosures - N/A

ITEM 5          Other Information – None

ITEM 6          Exhibits

(a) Exhibits		Description
	Exhibit 10.1	Change in Control Agreement for FSVP, Chief Lending Officer James Donovan(1)
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a 14(b) or Rule 15d 14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K file August 7, 2024.

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
10.1	Exhibit 10.1-Change in Control Agreement for FSVP, Chief Lending Officer James Donovan
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of George Boyan. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes and George Boyan. Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101.INS	Inline XBRL Instance Document
**101.SCH	Inline XBRL Taxonomy Extension Schema Document
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	November 12, 2024	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer