Form 10-K
period 2024-12-31
UNITY BANCORP INC /NJ/
filed 2025-03-07
CIK 920427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐   No ☒

As of June 30, 2024, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $212,072,602 and 7,171,884 shares of the Common Stock were outstanding to non-affiliates. As of February 28, 2025, 10,057,597 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

●	Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business:

Forward Looking Statements

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Unity Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the potential impact of pandemics and other health emergencies and the government’s response thereto on our operations as well as those of our clients and on the economy generally and in our market area specifically; (2) competitive pressures among depository institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Unity Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Unity Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact us; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated. Further information on other factors that could affect the financial results of Unity Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Unity Bancorp, Inc.’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Unity Bancorp, Inc. Unity Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

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

Business of the Company

The Company’s primary business is ownership and supervision of the Bank. The Company and the Bank derive a majority of their revenue from net interest income (i.e., the difference between the interest received on loans and securities and the interest paid on deposits and borrowings).  The Company, through the Bank, conducts a traditional and community-oriented commercial banking business and offers services, including personal and business checking accounts, time deposits, money market accounts, savings accounts, credit cards, debit cards, wire transfers, safe deposit boxes, access to automated teller services and internet and mobile banking, typical of a community banking business. The Bank also offers retirement accounts, Automated Clearing House (“ACH”) origination and Remote Deposit Capture (“RDC”). CDARS/ICS reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC network which enable Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive customers to have FDIC coverage for large dollar deposits. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business, professional community and state and local municipalities, as well as that of individuals residing, working and shopping in its service area.

Deposits serve as the primary source of funding for interest-earning assets, but also generate noninterest income through stop payment fees, wire transfer fees, insufficient fund fees, debit card income, foreign ATM fees, interchange and other miscellaneous fees. In addition, the Bank generates additional noninterest income through residential, commercial and Small Business Administration (“SBA”) loan originations, servicing and sales.

The Company engages in a wide range of lending activities and offers commercial, SBA, consumer, mortgage, home equity and personal loans. Commercial lending is primarily comprised of owner-occupied and non-owner occupied commercial mortgages and is supplemented by commercial and industrial lending activities, secured by business assets including receivables, inventory and equipment. Additionally, the Company engages in commercial and residential construction lending activities.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices. The Bank’s main office is located in Clinton, New Jersey and the Bank operates twenty-one branches primarily along the Route 22/Route 78 corridors with branches in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. Through its banking locations and online services, the Bank is able to support clients throughout the New York City metropolitan area. The Company’s goal is to continue to expand as needed to support clients as their businesses grow.

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

Employees and Human Capital

As of December 31, 2024, the Company employed 220 full-time and 8 part-time employees. None of the Company’s employees are represented by any collective bargaining units. The Company believes that its relations with its employees are good and believes its ability to attract and retain employees is a key to the Company’s success. Accordingly, the Company strives to offer competitive salaries and employee benefits to all employees and monitors salaries in its market areas. In addition, the principal purposes of the Company’s equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

Under the New Rules, the Bank is required to maintain the following minimum capital ratios, expressed as a percentage of risk-weighted assets:

●	Common Equity Tier 1 Capital Ratio of 4.5% (the “CET1”);
●	Tier 1 Capital Ratio (CET1 capital plus “Additional Tier 1 capital”) of 6.0%;
●	Total Capital Ratio (Tier 1 capital plus Tier 2 capital) of 8.0%.

In addition, the Bank is also subject to a leverage ratio of 4% (calculated as Tier 1 capital to average consolidated assets as reported on the consolidated financial statements).

The New Rules also require a “capital conservation buffer.” The Bank is required to maintain a 2.5% capital conservation buffer, which is composed entirely of CET1, on top of the minimum risk-weighted asset ratios described above, resulting in the following minimum capital ratios:

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

Under the New Rules, banking organizations, such as the Company and the Bank, may make a one-time permanent election regarding the treatment of accumulated other comprehensive income items in determining regulatory capital ratios. Effective as of January 1, 2015, the Company and the Bank elected to exclude accumulated other comprehensive income items for purposes of determining regulatory capital.

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

A QCBO opting into the CBLR must maintain a CBLR of 9.0%, subject to a two quarter grace period to come back into compliance, provided that the QCBO maintains a leverage ratio of more than 8.0% during the grace period. A QCBO failing to satisfy these requirements must comply with the Basel III requirements as implemented by the New Rules. The numerator of the CBLR is Tier 1 capital, as calculated under the New Rules. The denominator of the CBLR is the QCBO’s average assets, calculated in accordance with the QCBO’s Call Report instructions and less assets deducted from Tier 1 capital. The Company and the Bank have elected to opt out of the CBLR.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, enacted on July 21, 2010, significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of insured depository institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations. The Dodd-Frank Act, among other things:

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

The Dodd-Frank Act also imposed new obligations on originators of residential mortgage loans, such as the Bank. Among other things, the Dodd-Frank Act requires originators to make a reasonable and good faith determination based on documented information that a borrower has a reasonable ability to repay a particular mortgage loan over the long term. If the originator cannot meet this standard, the mortgage may be unenforceable. The Dodd-Frank Act contains an exception from this ability-to-repay rule for “Qualified Mortgages”. The CFPB has established specific underwriting criteria for a loan to qualify as a Qualified Mortgage. The criteria generally exclude loans that (1) are interest-only, (2) have excessive upfront points or fees or (3) have negative amortization features, balloon payments or terms in excess of 30 years. The underwriting criteria also impose a maximum debt to income ratio of 43%, based upon documented and verifiable information. If a loan meets these criteria and is not a “higher priced loan” as defined in FRB regulations, the CFPB rule establishes a safe harbor preventing a consumer from asserting the failure of the originator to establish the consumer’s ability to repay. However, a consumer may assert the lender’s failure to comply with the ability-to-repay rule for all residential mortgage loans other than Qualified Mortgages, and may challenge whether a loan in fact qualified as a Qualified Mortgage.

Regulation W

Regulation W codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in covered transactions with affiliates:

B
	•	to an amount equal to 10% of the Bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

	•	to an amount equal to 20% of the Bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A covered transaction includes:

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

The Company has been and may continue to be affected by national financial markets and economic conditions, as well as local conditions.

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

The Company’s loans, the ability of borrowers to repay these loans and the value of collateral securing these loans are impacted by economic conditions. The Company’s financial results, the credit quality of its existing loan portfolio and the ability to generate new loans with acceptable yield and credit characteristics may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates, adverse employment conditions and the monetary and fiscal policies of the federal government. The Company cannot assure that any positive trends or developments discussed in this annual report will continue or that negative trends or developments will not arise.

A significant portion of the Company’s loan portfolio is secured by real estate and events that negatively impact the real estate market in the Company’s trade area could hurt its business.

A significant portion of the Company’s loan portfolio is secured by real estate. As of December 31, 2024, approximately 96 percent of its loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Any future declines in real estate values in the New Jersey, New York and Pennsylvania markets that the Company serves also may result in increases in delinquencies and losses in its loan portfolios. Stress in the real estate market, combined with any weakness in economic conditions could drive losses beyond that which is provided for in the Company’s allowance for credit losses. In that event, the Company’s earnings could be adversely affected.

A significant portion of the Company’s loan portfolio is secured by commercial real estate and events that negatively impact the commercial real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.

A significant portion of the Company’s loan portfolio is secured by commercial real estate. As of December 31, 2024, total commercial real estate loans, including construction loans, represented 53.8 percent of our loan portfolio. Included in this portfolio are loans to industries including hotel/motel, retail, educational facilities, office space, warehouses, food/beverage services and religious facilities. Additionally, mixed-use loans, in their hybrid nature, may include these industries, as well as others not denoted above. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than residential mortgage loans do for several factors, including dependence on the successful operation of a business or a project for repayment. Further, the Company facilitates construction-to-permanent financing, which may come with heightened credit risks.  In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. The value of the real estate collateral that provides an alternate source of repayment in the event of default by the borrower could deteriorate during the time the credit is extended. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our clients or a significant default by our clients would materially and adversely affect us.

Concentrations in commercial real estate are closely monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. Any formal or informal action by our supervisors may require us to increase our reserves on these loans and adversely impact our earnings.

A downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Any weakening of the commercial real estate market may increase the likelihood of default on these loans, which could negatively impact our loan portfolio’s performance and asset quality. For example, any declines in commercial real estate prices in the New Jersey, New York and Pennsylvania markets we primarily serve, along with the unpredictable long-term path of the economy, may result in increases in delinquencies and losses in our loan portfolios. Unexpected decreases in commercial real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for credit losses. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any of these events could increase our costs, require Management's time and attention, and materially and adversely affect us.

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or funding for the SBA program may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, results of operations and financial condition.

The SBA’s 7(a) Loan Program is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Typically, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially and adversely affect our business, financial condition or results of operations.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We have historically originated a significant number of SBA loans, and sold a significant portion of the guaranteed portions of these loans on the secondary market. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2024, we held $36.9 million of SBA loans on our balance sheet, $36.1 million of which primarily consisted of the non-guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loans and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

Imposition of limits by bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the OCC, the FDIC, and the FRB, or collectively, the Agencies, issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the “CRE Guidance.” Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure will receive increased supervisory scrutiny where total nonowner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Using regulatory guidance definitions, the Bank’s commercial real estate loan balance decreased 1.55% for the year ended December 31, 2024 and commercial real estate loans represented 235.05% of the Bank’s risk-based capital at December 31, 2024, a decrease from 269.98% at December 31, 2023.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending, or the “2015 Statement.” In the 2015 Statement, the Agencies, among other things, indicated the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of such loans we can hold in our portfolio or require us to implement additional compliance measures, for reasons noted above or otherwise, our earnings could be adversely affected as would our earnings per share.

There is a risk that the Company may not be repaid in a timely manner, or at all, for loans it makes or securities it purchases.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in banking. Such nonpayment, or delayed or deferred payment, of loans to the Company may have a material adverse effect on its earnings and overall financial condition, such as increased provision for credit losses, asset recovery costs and lower interest income. Additionally, in compliance with applicable banking laws and regulations and U.S. Generally Accepted Accounting Principles (“ U.S. GAAP”), the Company maintains an allowance for credit losses created through charges against earnings. As of December 31, 2024, the Company’s allowance for credit losses was $26.8 million, or 1.18 percent of its total loan portfolio and 204.77 percent of its nonaccrual loans. The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. The Company seeks to minimize its credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity and cash flow. However, there can be no assurance that such procedures will actually reduce credit losses.

The risk of nonpayment (or deferred or delayed payment) on securities is also inherent in banking. Such nonpayment, or delayed or deferred payment on securities held by the Company, if they occur may have a material adverse effect on the Company’s earnings and overall financial condition. As of December 31, 2024, the Company maintained a valuation reserve on a single available for sale security of $2.8 million. The Company seeks to minimize its credit risk exposure on securities through ongoing monitoring and credit controls, which evaluate the financial condition of the issuer of the securities. However, there can be no assurance that such procedures will actually reduce credit losses.

The Company’s allowance for credit losses may not be adequate to cover actual losses.

Like all financial institutions, the Company maintains an allowance for credit losses to provide for loan defaults and nonperformance. Its allowance for credit losses may not be adequate to cover actual losses and future provisions for credit losses could materially and adversely affect the results of operations. Risks within the loan portfolio are analyzed on a continuous basis by Management and, periodically, by an independent loan review function and by the Audit Committee. A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of loss reserves. Along with the risk system, Management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected credit loss experience, historical trends and other factors that Management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly and, as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for credit losses and may require an increase in its allowance for credit losses. Although the Company believes that its allowance for credit losses is adequate to cover probable and reasonably estimated losses, there can be no assurance that the Company will not further increase the allowance for credit losses or that its regulators will not require an increase to this allowance. Either of these occurrences could adversely affect the Company’s earnings.

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

For example, the Dodd-Frank Act has resulted in substantial compliance costs and may restrict certain sources of revenue. The Dodd-Frank Act was signed into law on July 21, 2011. Generally, the Act is effective the day after it is signed into law, but different effective dates apply to specific sections of this law, many of which will not become effective until various Federal regulatory agencies have promulgated rules implementing the statutory provisions. In addition, subsequent legislation and regulatory action has, and future legislation and regulatory action may, amend or revise various provisions of the Dodd-Frank Act.

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

Understanding the Company’s accounting policies is fundamental to understanding its financial results. Some of these policies require the use of estimates and assumptions that may affect the value of assets or liabilities and financial results. The Company has identified its accounting policies regarding the allowance for credit losses to be critical because they require Management to make difficult, subjective and complex judgments about matters that are inherently uncertain. Under these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time, the Financial Accounting Standards Board (“FASB”) and the U.S. Securities and Exchange Commission (“SEC”) change their guidance governing the form and content of the Company’s external financial statements. In addition, accounting standard setters and those who interpret U.S. GAAP, such as the FASB, SEC, banking regulators and the Company’s outside auditors, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue. Changes in U.S. GAAP and changes in current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how it reports financial results and condition. In certain cases, the Company could be required to apply a new or revised guidance retroactively or apply existing guidance differently, which may result in restating prior period financial statements for material amounts. Additionally, significant changes to U.S. GAAP may require costly technology changes, additional training and personnel and other expenses that would negatively impact results of operations.

We are dependent on the use of data and modeling in our management’s decision-making, and faulty data or modeling approaches could negatively impact our decision-making ability or possibly subject us to regulatory scrutiny in the future.

The use of statistical and quantitative models, and other quantitative and qualitative analyses, is necessary for bank decision-making, and the employment of such analyses is becoming increasingly widespread in our operations.

Liquidity stress testing, interest rate sensitivity analysis, the identification of possible violations of anti-money laundering regulations and the estimation of credit losses are all examples of areas in which we are dependent on models and the data that underlies them. The use of statistical and quantitative models is also becoming more prevalent in regulatory compliance. While we are not currently subject to annual Dodd-Frank stress testing and the Comprehensive Capital Analysis and Review submissions, we anticipate that model-derived testing may become more extensively implemented by regulators in the future.

We anticipate data-based modeling will penetrate further into bank decision-making, particularly risk management efforts, as the capacities developed to meet rigorous stress testing requirements are able to be employed more widely and in differing applications. While we believe these quantitative techniques and approaches improve our decision-making, they also create the possibility that faulty data or flawed quantitative approaches could negatively impact our decision-making ability or, if we become subject to regulatory stress-testing in the future, adverse regulatory scrutiny. Secondarily, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making.

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

Liquidity is derived primarily from deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources. Customer account balances can decrease when customers perceive alternative investments, such as fixed income securities or money market funds, as providing a better risk/return trade off or if customers are concerned about the safety of their deposits. If customers move money out of bank deposits and into other investments, or if customers perceive a risk in leaving their deposits with the Bank and transfer the deposits to larger institutions seen as less risky, the Company could lose a low-cost source of funds, increasing its funding costs and reducing the Company’s net interest income and net income.

As of December 31, 2024, $815.1 million, or 38.8%, of the Company’s deposits were time deposits with $768.6 million, or 94.3% of those time deposits, maturing within one year. The Company’s liquidity position could be impacted by these deposits if its customers decide to withdraw funds at maturity and invest in non-deposit products, including but not limited to U.S. Treasuries. Additionally, the Company’s earnings could be impacted if interest rates increase and the Company needs to increase the rates offered on time deposits to retain these funds. The Company’s management monitors the deposit composition of its Consolidated Balance Sheet through various Board and Management reporting on a regular basis.

The Company maintains elevated wholesale funding balances, including brokered deposits, FHLB advances and other borrowing and deposit sources. These types of wholesale funding typically result in higher funding costs compared to other sources and reduce the Company’s net interest income and net income. Additionally, these sources typically are only available to the Company if the Bank maintains certain capital levels. The Company’s management team monitors wholesale funding as a composition of its Consolidated Balance Sheet via the risk management process; however, wholesale deposits may be more prone to liquidity risk.

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

The banking industry within the State of New Jersey is highly competitive. The Company’s principal market area is also served by branch offices of large commercial banks and thrift institutions. In addition, the Modernization Act permits other financial entities, such as insurance companies and securities firms, to acquire or form financial institutions, thereby further increasing competition.  In addition, financial technology companies, either directly or in partnership with other insured depository institutions, compete for loan and deposit customers. Similarly, larger legacy non-financial companies, such as

Apple, Alphabet and Amazon, are further increasing competition to compete for loans, deposits and payments. A number of the Company’s competitors have substantially greater resources than it does to expend upon advertising and marketing, and their substantially greater capitalization enables them to make much larger loans. Additionally, many of these competitors have less regulation than the Company as they are not financial institutions. The Company’s success depends a great deal upon its judgment that large and mid-size financial institutions do not adequately serve small businesses in its principal market area and upon the Company’s ability to compete favorably for such customers. In addition to competition from larger institutions, the Company also faces competition for individuals and small businesses from small community banks seeking to compete as “hometown” institutions. Most of these smaller institutions have focused their marketing efforts on the smaller end of the small business market the Company serves.

In January 2022, the Federal Reserve issued “Money Payments: The U.S. Dollar in the Age of Digital Transformation” which discusses a U.S. central bank digital currency (“CBDC”). While this is in the earliest of stages, if this CBDC is implemented by the Federal Reserve, it could change banking on a larger scale as Americans would be able to transact directly with the Federal Reserve and may not need Banks to serve as intermediaries.

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2024, the Company held approximately $400.5 million in governmental and municipal deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. While no legislation has been introduced in the state legislature, the New Jersey Public Bank Implementation Board has provided its final recommendations to the governor, including that the public bank entity should not be a depository institution but should seek funding from a diverse range of investors and non-depository investment vehicles. However, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits, thereby impairing the Company’s liquidity.

The nature and growth rate of our loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our loans are unseasoned, meaning that they were originated relatively recently. Approximately 53.0% of our loan portfolio has been originated in the past three years. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

Additionally, although the majority of residential mortgages historically originated by the Bank would be considered Qualified Mortgages, the Bank has and may continue to make residential mortgage loans that would not qualify. As a result, the Bank might experience increased compliance costs, loan losses, litigation related expenses and delays in taking title to real estate collateral, if these loans do not perform and borrowers challenge whether the Bank satisfied the ability-to-repay rule upon originating the loan.

Future offerings of common stock may adversely affect the market price of the Company’s stock.

In the future, if the Company’s or the Bank’s capital ratios fall below the prevailing regulatory required minimums, or should the Company seek to expand through acquisitions, the Company or the Bank could be forced to raise additional capital by making additional offerings of common stock or preferred stock. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of common stock, or both.

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

The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate. The Company maintains a system of comprehensive policies and a control framework designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure or internal controls; (ii) changes in the vendor’s financial condition; (iii) changes in the vendor’s support for existing products and services and (iv) changes in the vendor’s strategic focus. In addition, the Company maintains cyber liability insurance to mitigate against certain losses it may incur.

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

The outbreak of disease or other health related events on a regional, national or global level and the government’s reaction to such events, may have a material adverse effect on commerce, which may, in turn impact the Company’s lines of business as well as the businesses of its customers.

Climate change, hurricanes, flooding, earthquakes, terrorism or other adverse events could negatively affect local economies or disrupt operations, which would have an adverse effect on the Company’s business or results of operations.

There is an increasing concern over the risks of climate change and related environmental sustainability matters. Climate change presents (i) physical risks from the direct impacts of changing climate patterns and acute weather events and (ii) transition risks from changes in regulations, disruptive technologies, and shifting market dynamics towards a lower carbon economy. The physical risks of climate change include discrete events such as hurricanes, flooding, earthquakes that can disrupt the Company’s operations, result in damage to its properties  and negatively affect the local economies in which it operates. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. Climate change could also present incremental risks to the execution of the Company’s long-term strategy. Additionally, transitioning to a low-carbon economy may entail extensive policy, legal, technology and market initiatives.

In addition, our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our clients’ involvement, in certain industries or projects, in the absence of mitigation and/or transition measures, associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. As climate risk is interconnected with all key risk types, the Company continues to embed climate risk considerations into risk management strategies.

Furthermore, these weather events may result in a decline in value or destruction of properties securing loans and an increase in delinquencies, foreclosures and credit losses. The Company does maintain property insurance policies to cover certain costs associated with these events; however, it is possible that the expenses may exceed coverage, may not be covered at all or may ultimately increase costs associated with future insurance premiums.

Additionally, New York City and New Jersey remain central targets for potential acts of terrorism against the United States. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have material adverse effect on the business, which in turn, could have a materially adverse impact on the financial condition and results of operations of the Company.

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

The Company’s financial results and condition may be adversely impacted by banking failures or future similar events.

Certain events impacting the banking industry, including the bank failures in March and April 2023, resulted in significant disruption and volatility in the capital markets, reduced valuation of bank securities, and decreased confidence in banks among certain depositors and counterparties. While the U.S. Department of Treasury, the Federal Reserve, and the FDIC took steps to ensure the depositors of the failed banks in early 2023 would have access to their insured and uninsured deposits, there is no assurance that these or similar actions will restore customer confidence in the baking system, and the Company may be further impacted by concerns regarding the soundness, real or perceived, of other financial institutions or other future bank failures or disruptions. Any loss in client deposits or changes in the Company’s perception could increase the cost of funding, limit access to capital markets or negatively impact the Company’s overall liquidity or capitalization. Further, the cost of resolving the bank failures also prompted the FDIC to issue a special assessment to recover costs to the DIF. The special assessment did not impact the Company; however, the FDIC maintains the ability to impose additional shortfall special assessments, which may adversely impact the Company, in the future.

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

The Company’s ability to maintain its reputation is critical to the success of the business and the failure to do so may adversely impact its performance.

The Company’s reputation is one of the most valuable components of its business. As such, the Company strives to conduct its business in a manner that maintains its reputation. If the Company’s reputation is negatively impacted by the actions of an employee, certain litigations, regulatory actions, or certain financial concerns, the business and therefore the operating results may be adversely impacted.

In addition, stakeholder expectations regarding environmental, social, and governance matters continue to evolve and are not uniform. We have established, and may continue to establish, various goals and initiatives on these matters. We cannot guarantee that we will achieve these goals and initiatives. Any failure, or perceived failure, by us to achieve these goals and initiatives could adversely affect our reputation and results of operations.

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

Item 1B. Unresolved Staff Comments:  None

Item 1C. Cybersecurity Disclosures

Risk Management and Governance

Cybersecurity is a material part of Unity Bank’s business. As a technology forward financial institution offering products through multiple digital delivery channels, cybersecurity incidents could have a material effect on the Company, its results of operations and its reputation. To date, the Company has not experienced any cybersecurity incident which has had a material effect on the Company’s business strategy, results of operations or financial condition, although increased use of technology will expose us to greater risk of breaches in security and or service disruptions.

Cybersecurity risk is initially overseen by the management Information Technology Steering Committee (the “ITSC”). The members of this committee include the Company’s Chief Information Officer, Chief Compliance Officer (who is also the Information Security Officer), Chief Executive Officer, Chief Financial officer and other critical executive management members. The ITSC also includes a non-voting member that is an outsourced cybersecurity expert.

Over his 17-year career, the Company’s Chief Information Officer has served in multiple Information Technology and Cybersecurity roles, such as Senior Engineer, responsible for implementing hardened infrastructure for both physical and cloud applications; Solutions Architect, designing infrastructures for highly regulated industries including Financial Services, Local/State Government and Healthcare; Director of Service Delivery, overseeing engineering, solutions architecture and maintaining the System and Organization Controls (SOC) program prior to joining Unity Bank. During his tenure at Unity Bank, he is a member of various Risk and Cybersecurity Committees of the New Jersey Bankers Association, is a member of FS-ISAC, The Independent Community Bankers of America and our primary banking vendors advisory and risk management committees.

The Company’s Chief Compliance Officer was appointed as the Company’s Information Security Officer in 2016.

The Virtual Information Security Officer (vISO), an outsourced consultant, has an over 19-year career in Information Technology, Cybersecurity and both Internal/External Audit experience. He presently holds a position of Partner of Herbein, COA Advisor & Audit, where he’s held multiple positions within Information Technology and Cybersecurity.

The Company’s Information Technology Manager has an over 26-year career in Information Technology, the prior 13-years of which have been in Information Technology, Security and Cybersecurity, working primarily in regulated industries.

In order to ensure that cybersecurity risk management is integrated into the Company’s overall risk management plans, systems and processes, the ITSC and Chief Information Officer provide reports and updates to the Board of Directors, or a Committee thereof on a quarterly basis.

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

Cybersecurity Incident Response Planning

The Company has established a comprehensive cybersecurity incident response plan to ensure the swift and effective handling of any potential security breaches. This plan includes detailed procedures for identifying, assessing, and mitigating cybersecurity threats, as well as protocols for communication and coordination with relevant stakeholders. Regular training and simulations are conducted to keep the Company’s response team prepared for various scenarios, ensuring minimal disruption to its operations and safeguarding the Company’s customers’ data.

Item 2.    Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey and its twenty-one branch offices. The Company is currently leasing additional back office space in Clinton, New Jersey, in a building adjacent to its main office. The Company’s facilities are adequate to meet its needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2024.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration
North Plainfield, NJ	Owned	1991	—
Linden, NJ	Owned	1997	—
Whitehouse, NJ	Owned	1998	—
Union, NJ	Leased	2021	2036
Scotch Plains, NJ	Owned	2004	—
Flemington, NJ	Owned	2005	—
Forks Township, PA	Leased	2006	2036
Middlesex, NJ	Owned	2007	—
Somerset, NJ	Leased	2012	2027
Washington, NJ	Owned	2012	—
Highland Park, NJ	Owned	2013	—
South Plainfield, NJ	Owned	2013	—
Edison, NJ	Owned	2013	—
Clinton, NJ*	Owned	2016	—
Somerville, NJ	Owned	2016	—
Emerson, NJ	Owned	2016	—
Phillipsburg, NJ	Leased	2017	2027
Clinton, NJ**	Leased	2018	2036
Bethlehem, PA	Leased	2018	2028
Parsippany, NJ	Owned	2023	—
Lakewood, NJ	Leased	2022	2037
Fort Lee, NJ	Leased	2022	2037
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

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.” The Company declared cash dividends of $0.13 per share in each of the first, second, third and fourth quarters of 2024. The declaration and payment of future dividends to holders of the Company’s common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints and other factors that our Board deems relevant.

(b)	Repurchase Plan

On August 1, 2024 the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. A total of 229 thousand shares were repurchased at an average price of $27.05 during 2024, all of which were repurchased under the prior repurchase plan, leaving 685 thousand shares available for repurchase as of December 31, 2024. A total of 656 thousand shares were repurchased at an average price of $23.69 during 2023, leaving 414 thousand shares available for repurchase as of December 31, 2023. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of	Weighted	as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1, 2024 through January 31, 2024	-	$-	-	413,747
February 1, 2024 through February 29, 2024	28,709	26.91	28,709	385,038
March 1, 2024 through March 31, 2024	121,288	27.23	121,288	263,750
April 1, 2024 through April 30, 2024	4,190	26.73	4,190	259,560
May 1, 2024 through May 31, 2024	35,100	26.99	35,100	224,460
June 1, 2024 through June 30, 2024	29,481	26.51	29,481	194,979
July 1, 2024 through July 31, 2024	10,334	27.27	10,334	184,645
August 1, 2024 through August 31, 2024	-	-	-	684,645
September 1, 2024 through September 30, 2024	-	-	-	684,645
October 1, 2024 through October 31, 2024	-	-	-	684,645
November 1, 2024 through November 30, 2024	-	-	-	684,645
December 1, 2024 through December 31, 2024	-	-	-	684,645

The above table excludes stock repurchase excise taxes accrued or paid.

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a financial holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through online banking platforms and its twenty-one branch offices located in Bergen, Hunterdon,

Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, SBA and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment, other real estate owned and loan portfolios.

The below table reflects a 5-year trend of the Company’s net income and return on average equity, (“ROE”):

Results of Operations

Net income totaled $41.5 million, or $4.06 per diluted share for the year ended December 31, 2024, compared to $39.7 million, or $3.84 per diluted share for the year ended December 31, 2023.

Highlights for the year include:

●	Net income increased 4.4 percent to $41.5 million from $39.7 million in the prior year.
●	Net income per diluted share increased 5.7 percent to $4.06 per share from $3.84 per share in the prior year.
●	Net interest income increased $3.6 million, or 3.8 percent, to $98.6 million from $95.0 million in the prior year, primarily due to additional interest income primarily resulting from increases in the yield of interest-earning assets, partially offset by an increased cost of interest-bearing liabilities.
●	Net interest margin for the year ending December 31, 2024 increased 10 basis points to 4.16 percent compared to 4.06 percent in the prior year.
●	Noninterest income was $8.5 million, a 4.0 percent increase compared to $8.1 million in the prior year, primarily due to net securities gains, branch fee income and service and loan fees increasing, partially offset by a decrease in gain on sale of SBA loans held for sale and BOLI income.

●	Noninterest expense totaled $48.7 million, an increase of $1.7 million when compared to $47.0 million in the prior year. The increase was primarily due to increased compensation and benefits expenses and processing and communications expenses, partially offset by a decrease in deposit insurance expenses.
●	Net income before provision for income taxes increased 2.6 percent to $54.4 million from $53.0 million in the prior year.
●	The effective tax rate decreased to 23.8 percent compared to 25.1 percent in the prior year.
●	Total gross loans increased $88.6 million, or 4.1 percent from the prior year. The increase was primarily driven by a 10.5 percent increase in commercial loans, partially offset by a 30.7 percent decrease in residential construction loans.
●	Total deposits increased $176.2 million, or 9.2 percent from the prior year. The increase was primarily driven by increases in time deposits, partially offset by a decrease in savings deposits.
●	Total securities increased $9.3 million, or 6.9 percent from the prior year. The increase was primarily driven by an increase in debt securities held to maturity and equity securities.
●	Total borrowed funds decreased $135.9 million, or 38.1 percent from the prior year. The decrease was primarily due to customer deposit growth.

The Company’s performance ratios for the past two years are listed in the following table:

	For the years ended December 31,
	2024	2023
Net income per common share - Basic (1)	$4.13	$3.89
Net income per common share - Diluted (2)	$4.06	$3.84
Return on average assets	1.68%	1.63%
Return on average equity (3)	14.99%	16.05%
Efficiency ratio (4)	45.77%	45.55%
Dividend payout ratio (5)	12.81%	12.50%
Average equity to average assets (6)	11.24%	10.14%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income, excluding net securities gains.
(5)	Defined as dividends declared per share divided by diluted net income per share.
(6)	Defined as average equity divided by average total assets.

The below table provides net income for 2023 and the component reconciliation to net income for 2024:

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and net deferred fees earned on loans, versus interest paid on interest-bearing liabilities. Interest-earning assets include loans to consumers and businesses, investment securities, Federal Home Loan Bank (“FHLB”) stock, and interest-earning deposits. Interest-bearing liabilities include interest-bearing demand, savings, brokered and time deposits, borrowed funds and subordinated debentures.

2024 compared to 2023

During 2024, tax-equivalent net interest income amounted to $98.6 million, an increase of $3.6 million, or 3.8 percent, when compared to the same period in 2023. The net interest margin increased 10 basis points to 4.16 percent for the year ended December 31, 2024, compared to 4.06 percent for the same period in 2023. The net interest spread was 3.29 percent for 2024, a 3 basis point decrease compared to 3.32 for the same period in 2023.

During 2024, tax-equivalent interest income was $155.7 million, an increase of $12.2 million, or 8.5 percent, when compared to the same period in the prior year. This increase was mainly driven by increases in the yield on loans and the balance of average loans.

●	Of the $12.2 million increase in interest income on a tax-equivalent basis, $1.0 million was due to the increased average volume of interest-earning assets and $11.2 million was due to increased yields on average interest-earning assets.
●	The average volume of interest-earning assets increased $30.2 million to $2.4 billion for 2024 compared to $2.3 billion for 2023. This was primarily due to a $29.1 million increase in average loans, with growth in commercial. The increase was complemented by a $4.3 million and $3.9 million increase in average interest-bearing deposits and average investment securities, respectively, partially offset by a $7.1 million decrease in average FHLB stock.
●	The yield on total interest-earning assets increased 44 basis points to 6.57 percent for the year ended December 31, 2024 when compared to 2023. The yield on the loan portfolio increased 47 basis points to 6.56 percent.

Total interest expense was $57.1 million in 2024, an increase of $8.6 million or 17.8 percent compared to 2023. This increase was primarily driven by the increases in the rate on time deposits, interest-bearing demand deposits and savings deposits and the increased balance of average time deposits, which were partially offset by a decrease in the rate paid on and the average balance of borrowed funds and subordinated debentures.

●	Of the $8.6 million increase in interest expense, $11.1 million was due to increased rates on average interest-bearing deposits, while $6.5 million was due to the increased volume of average interest-bearing deposits, which was offset by a decrease of $6.7 million related to volume and $2.3 million related to rate for borrowed funds and subordinated debentures.
●	The average cost of interest-bearing liabilities increased 47 basis points to 3.28 percent in 2024 when compared to 2023. The cost of interest-bearing deposits increased 84 basis points in 2024. The cost of borrowed funds and subordinated debentures decreased 90 basis points in 2024.
●	Interest-bearing liabilities averaged $1.7 billion in 2024, an increase of $18.0 million, compared to 2023. The increase in interest-bearing liabilities was primarily due to an increase in time deposits and interest-bearing demand deposits, partially offset by a decrease in borrowed funds and subordinated debentures and brokered deposits.

The following table provides a 5 year look back at yield on interest-earning assets, cost of interest-bearing liabilities and net interest margin.

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

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2024			2023
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$38,491	$2,033	5.28%	$34,233	$1,724	5.03%
Federal Home Loan Bank ("FHLB") stock	8,440	789	9.34	15,508	1,369	8.83
Securities:
Taxable	139,800	7,312	5.23	135,806	7,271	5.35
Tax-exempt	1,599	72	4.49	1,698	76	4.38
Total securities (A)	141,399	7,384	5.22	137,504	7,347	5.34
Loans:
SBA loans	54,524	4,857	8.91	61,834	5,489	8.88
SBA PPP loans	1,783	30	1.68	2,919	137	4.69
Commercial loans	1,321,083	87,773	6.54	1,240,783	76,966	6.12
Residential mortgage loans	625,365	37,770	6.04	624,146	34,194	5.48
Consumer loans	71,010	5,607	7.77	75,018	5,742	7.55
Residential construction loans	108,558	9,497	8.61	148,520	10,530	6.99
Total loans (B)	2,182,323	145,534	6.56	2,153,220	133,058	6.09
Total interest-earning assets	$2,370,653	$155,740	6.57%	$2,340,465	$143,498	6.13%

Noninterest-earning assets:
Cash and due from banks	23,396			22,478
Allowance for credit losses	(26,492)			(26,149)
Other assets	92,687			102,204
Total noninterest-earning assets	89,591			98,533
Total assets	$2,460,244			$2,438,998

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$326,943	$7,176	2.19%	$305,265	$5,227	1.71%
Savings deposits	512,405	13,006	2.54	512,526	9,175	1.79
Brokered deposits	227,070	8,412	3.70	239,601	7,916	3.29
Time deposits	535,297	22,918	4.28	363,367	11,567	3.17
Total interest-bearing deposits	1,601,715	51,512	3.22	1,420,759	33,885	2.38
Borrowed funds and subordinated debentures	141,489	5,615	3.90	304,419	14,612	4.80
Total interest-bearing liabilities	$1,743,204	$57,127	3.28%	$1,725,178	$48,497	2.81%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	411,148			439,653
Other liabilities	29,421			26,780
Total noninterest-bearing liabilities	440,569			466,433
Total shareholders' equity	276,471			247,387
Total liabilities and shareholders' equity	$2,460,244			$2,438,998

Net interest spread		$98,613	3.29%		$95,001	3.32%
Tax-equivalent basis adjustment		(2)			(4)
Net interest income		$98,611			$94,997
Net interest margin			4.16%			4.06%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent in 2024 and 2023.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

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

	For the years ended December 31,
	2024 versus 2023
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$220	$89	$309
FHLB stock	(655)	75	(580)
Securities	203	(166)	37
Loans	1,201	11,275	12,476
Total interest income	$969	$11,273	$12,242
Interest expense:
Demand deposits	$394	$1,555	$1,949
Savings deposits	(2)	3,833	3,831
Brokered deposits	(434)	930	496
Time deposits	6,524	4,827	11,351
Total interest-bearing deposits	6,482	11,145	17,627
Borrowed funds and subordinated debentures	(6,663)	(2,334)	(8,997)
Total interest expense	(181)	8,811	8,630
Net interest income - fully tax-equivalent	$1,150	$2,462	$3,612
Decrease in tax-equivalent adjustment			2
Net interest income			$3,614

Provision for Credit Losses

The provision for credit losses for loans totaled $2.4 million for 2024, compared to $1.8 million in 2023. The provision for credit losses for loans increased $0.6 million for the year ended 2024 primarily due to loan growth.

The provision for credit losses for off-balance sheet exposures totaled to $1 thousand for the year ended December 31, 2024, compared to $53 thousand at December 31, 2023.

The provision for credit losses for AFS debt securities was $1.5 million for the year ended December 31, 2024, compared to $1.3 million for the prior year. The impairment was entirely attributable to one corporate senior debt security in the AFS portfolio. The Company owns $5 million in par value of this position and maintains it in nonaccrual status. The net carrying value of the position was $2.0 million as of December 31, 2024.

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

Noninterest Income

The following table shows the components of noninterest income for the past two years:

	For the years ended December 31,
(In thousands)	2024	2023
Branch fee income	$1,391	$997
Service and loan fee income	2,165	1,928
Gain on sale of SBA loans held for sale, net	660	1,299
Gain on sale of mortgage loans, net	1,488	1,546
BOLI income	544	852
Net securities gains	586	7
Other income	1,635	1,513
Total noninterest income	$8,469	$8,142

Noninterest income was $8.5 million for 2024, a $0.4 million increase compared to $8.1 million for 2023. This increase was primarily due to increased net unrealized gains on securities, branch fee income and service and loan fee income, partially offset by a decrease in gain on sale of SBA loans and BOLI income.

Noninterest Expense

The following table shows the components of noninterest expense for the past two years:

	For the years ended December 31,
(In thousands)	2024	2023
Compensation and benefits	$29,749	$29,051
Processing and communications	3,473	2,994
Occupancy	3,184	3,087
Furniture and equipment	3,140	2,780
Professional services	1,683	1,563
Advertising	1,611	1,436
Loan related expenses	1,138	918
Deposit insurance	1,100	1,715
Director fees	956	847
Other expenses	2,707	2,585
Total noninterest expense	$48,741	$46,976

Noninterest expense totaled $48.7 million for the year ended December 31, 2024, an increase of $1.7 million when compared to $47.0 million in 2023. The majority of this increase is attributable to increased compensation and benefits, processing and communications and furniture and equipment expenses, partially offset by decreased deposit insurance expense.

Income Tax Expense

For 2024, the Company reported income tax expense of $12.9 million for an effective tax rate of 23.8%, compared to an income tax expense of $13.3 million and an effective tax rate of 25.1% in 2023.

For additional information on income taxes, see Note 11 to the Consolidated Financial Statements.

Financial Condition

Total assets increased $75.5 million, or 2.9 percent, to $2.7 billion at December 31, 2024, when compared to year end 2023. This increase was primarily due to an increase of $88.6 million in gross loans, mostly due to commercial loan growth, partially offset by decreases in residential construction. Total assets also included an increase of $9.3 million in securities, offset by a decrease of $14.3 million in total cash and cash equivalents.

Total deposits increased $176.2 million, or 9.2 percent, to $2.1 billion at December 31, 2024. This increase was primarily due to increases of $202.2 million in time deposits, $21.2 million in noninterest-bearing demand deposits, $18.3 million in brokered deposits and $8.4 million in interest-bearing demand deposits, offset by a decrease of $73.9 million in savings deposits. Borrowed funds decreased $135.9 million to $220.5 million at December 31, 2024.

Total shareholders’ equity increased $34.2 million when compared to December 31, 2023, due to earnings and an increase in common stock, offset by dividends paid and share repurchases.

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

The following table provides the major components of AFS debt securities, HTM debt securities and equity investments at their carrying value as of December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2024	December 31, 2023
Available for sale, at fair value:
U.S. Government sponsored entities	$14,759	$16,033
State and political subdivisions	333	360
Residential mortgage-backed securities	12,286	14,077
Asset backed securities	39,393	35,403
Corporate and other securities	27,113	25,892
Total securities available for sale	$93,884	$91,765
Held to maturity, at amortized cost:
U.S. Government sponsored entities	$28,000	$28,000
State and political subdivisions	1,234	1,272
Residential mortgage-backed securities	12,060	6,850
Total securities held to maturity	$41,294	$36,122
Equity Securities, at fair value:
Total Equity Securities	$9,850	$7,802

AFS debt securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions, liquidity management purposes, or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS debt securities consist primarily of obligations of U.S. Government sponsored entities, state and political subdivisions, residential mortgage-backed securities, asset backed securities and corporate and other securities.

AFS debt securities totaled $93.9 million at December 31, 2024, an increase of $2.1 million or 2.3 percent, compared to $91.8 million at December 31, 2023. This net increase was the result of:

●	Purchases of $10.5 million,
●	$1.0 million of appreciation in the market value of the portfolio. At December 31, 2024, the portfolio had a net unrealized loss of $3.5 million compared to a net unrealized loss of $4.5 million at December 31, 2023. These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive loss,
●	$7.8 million in principal payments, maturities and called bonds; and
●	$0.2 million of nonaccrual interest paid. At December 31, 2024 the portfolio had $2.8 million in valuation allowance compared to $1.3 million at December 31, 2023

The provision for credit losses on AFS debt securities was $1.5 million at December 31, 2024. The provision was entirely attributable to the same corporate debt security for which a partial provision was taken in the second quarter of 2024 and the fourth quarter of 2023. The company owns $5 million in par of this position and maintains it in nonaccrual status.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.9 years and 5.6 years at December 31, 2024 and 2023, respectively. The effective duration of AFS debt securities amounted to 1.4 and 1.7 years at December 31, 2024 and 2023, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of U.S. Government sponsored entities, state and political subdivisions and residential mortgage-backed securities.

HTM debt securities totaled $41.3 million at December 31, 2024, an increase of $5.2 million, or 14.3 percent, compared to $36.1 million at December 31, 2023. The increase was due to:

●	Purchases of $5.0 million; and
●	$0.2 million in net accretion

The weighted average life of HTM debt securities, adjusted for prepayments, amounted to 14.3 years and 17.1 years at December 31, 2024 and 2023, respectively. As of December 31, 2024, the fair value of HTM debt securities was $33.8 million, compared to $29.7 million at December 31, 2023. The effective duration of HTM debt securities amounted to 9.0 and 10.9 years at December 31, 2024 and 2023, respectively.

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. Additionally, equity securities consist of Community Reinvestment Act ("CRA") investments and the equity holdings of financial institutions.

Equity securities totaled $9.8 million at December 31, 2024, an increase of $2.0 million, or 26.2 percent, compared to $7.8 million at December 31, 2023. This net increase was the result of:

●	Purchases of $2.2 million,
●	$0.5 million of net unrealized gains; and
●	$0.8 million in proceeds from sales, including $0.1 million of realized gains

The following table provides the remaining contractual maturities and average yields, calculated on a yield-to-maturity basis, within the investment portfolios. The carrying value of securities at December 31, 2024 is distributed by contractual maturity. Residential mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(In thousands, except percentages)
Available for sale, at fair value:
U.S. Government sponsored entities	$—	-%	$14,759	3.72%	$—	-%	$—	-%	$14,759	3.72%
State and political subdivisions	165	1.90	—	-	—	-	168	2.75	333	2.33
Residential mortgage-backed securities	20	2.95	206	2.71	590	2.96	11,470	3.58	12,286	3.53
Asset backed securities	—	-	—	-	14,322	7.11	25,070	6.97	39,392	7.02
Corporate and other securities	3,079	6.98	11,920	6.65	12,115	6.67	—	-	27,114	6.69
Total debt securities available for sale	$3,264	6.70%	$26,885	5.01%	$27,027	6.82%	$36,708	5.89%	$93,884	5.93%
Held to maturity, at cost:
U.S. Government sponsored entities	$—	-%	$3,000	4.00%	$—	-%	$25,000	3.48%	$28,000	3.54%
State and political subdivisions	—	-	—	-	—	-	1,234	5.19	1,234	5.19
Residential mortgage-backed securities	—	-	—	-	—	-	12,060	4.50	12,060	4.50
Total debt securities held for maturity	$—	-%	$3,000	4.00%	$—	-%	$38,294	3.86%	$41,294	3.87%

Securities with a carrying value of $11.5 million and $9.7 million at December 31, 2024 and December 31, 2023, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law. There were no securities encumbered at December 31, 2024 and December 31, 2023.

Approximately 63 percent and 66 percent of the total investment portfolio had a fixed rate of interest at December 31, 2024 and December 31, 2023, respectively.

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

Total loans were $2.3 billion at December 31, 2024, an increase of $88.6 million or 4.1 percent when compared to year end 2023. Commercial and consumer loans increased $134.2 million and $4.0 million, respectively, partially offset by decreases in residential construction, SBA loans held for investment, SBA PPP and residential mortgage loans of $40.4 million, $1.7 million, $0.9 million and $0.6 million, respectively. The average outstanding principal balance for the entire portfolio is $0.6 million as of December 31, 2024.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of December 31, 2024 and December 31, 2023:

In thousands, except percentages	December 31, 2024%		December 31, 2023%
SBA loans
SBA loans held for sale	$12,163	0.5%	$18,242	0.8%
SBA loans held for investment	36,859	1.6%	38,584	1.8%
SBA PPP	1,450	0.1%	2,318	0.1%
Total SBA loans	50,472	2.2%	59,144	2.7%
Commercial loans
Commercial construction	130,193	5.8%	129,159	6.0%
SBA 504	48,479	2.1%	33,669	1.7%
Commercial & industrial	147,186	6.5%	128,402	5.9%
Commercial mortgage - owner occupied	577,541	25.6%	502,397	23.1%
Commercial mortgage - nonowner occupied	428,600	19.0%	424,490	19.5%
Other	79,630	3.5%	59,343	2.7%
Total commercial loans	1,411,629	62.5%	1,277,460	58.9%
Residential mortgage loans	630,927	27.9%	631,506	29.1%
Consumer loans
Home equity	73,223	3.2%	67,037	3.0%
Consumer other	3,488	0.2%	5,639	0.3%
Total consumer loans	76,711	3.4%	72,676	3.3%
Residential construction	90,918	4.0%	131,277	6.0%
Total gross loans	$2,260,657	100.0%	$2,172,063	100.0%

Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio at December 31, 2024:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
Commercial construction	95.5%	3.0%	1.5%	—%
SBA 504	89.1	1.5	9.1	0.3
Commercial & industrial	92.8	1.6	4.3	1.3
Commercial mortgage - owner occupied	87.5	6.8	2.6	3.1
Commercial mortgage - nonowner occupied	86.3	3.9	3.7	6.1
Other	98.3	0.5	0.8	0.4
Total	89.2%	4.5%	3.1%	3.2%

The following table presents the estimated weighted average loan-to-value ratio for the commercial mortgage portfolio as of December 31, 2024:

	2024

(In thousands, except percentages)	Amount	Loan-to-Value*
Commercial loans
Commercial mortgage - owner occupied	$577,541	56.0%
Commercial mortgage - nonowner occupied	428,600	60.5
Total commercial mortgage loans	$1,006,141	57.9%

* The above includes last known appraised value on real estate collateral only.

The table below shows the breakdown of industry of the commercial mortgage – owner occupied portfolio as of December 31, 2024.

(In thousands)	Commercial mortgage - owner occupied
Industry type:
Mixed-use	$84,991
Hotel/Motel	82,608
Retail	53,682
Educational facilities	48,146
Warehouse	44,286
Office	42,417
Food/Beverage services	38,952
Religious facilities	26,357
Other	156,102
Total as of December 31, 2024	$577,541

The Other category above is predominantly comprised of land, airports, automotive and gas station loans.

The table below shows the breakdown of industry of the commercial mortgage – nonowner occupied portfolio as of December 31, 2024.

(In thousands)	Commercial mortgage - nonowner occupied
Industry type:
Mixed-use	$118,935
Retail	86,502
Office	68,707
Warehouse	53,090
Educational facilities	16,179
Other	85,187
Total as of December 31, 2024	$428,600

The Other category above is predominantly comprised of multi-family, land and automotive loans.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $12.2 million at December 31, 2024, a decrease of $6.0 million from $18.2 million at December 31, 2023. SBA 7(a) loans held for investment amounted to $36.9 million at December 31, 2024, a decrease of $1.7 million from $38.6 million at December 31, 2023. The yield on SBA 7(a) loans, which is generally floating and adjusts quarterly to the Prime Rate, was 8.91 percent for the year ended December 31, 2024, compared to 8.88 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 75 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $72.6 million and $75.6 million in SBA loans were sold but serviced by the Company at December 31, 2024 and December 31, 2023, respectively, and are not included on the Company’s Balance Sheet. There is no direct relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.4 billion at December 31, 2024, an increase of $134.2 million from year end 2023. The yield on commercial loans was 6.54 percent for 2024, compared to 6.12 percent for the same period in 2023. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. The Commercial Real Estate sub-category includes both owner occupied and non-owner occupied commercial real estate related loans.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $630.9 million at December 31, 2024, a decrease of $0.6 million from year end 2023. Sales of mortgage loans totaled $65.3 million and $71.7 million for 2024 and 2023, respectively. Approximately $75.4 million and $79.0 million in residential loans were sold but serviced by the Company at December 31, 2024 and December 31, 2023, respectively, and are not included on the Company’s Balance Sheet. The yield on residential mortgages was 6.04 percent for 2024, compared to 5.48 percent for 2023. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes fixed and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but are typically not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 residential properties. These loans amounted to $76.7 million at December 31, 2024, an increase of $4.0 million from December 31, 2023. The yield on consumer loans was 7.77 percent for 2024, compared to 7.55 percent for 2023.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $90.9 million at December 31, 2024, a decrease of $40.4 million from December 31, 2023. The yield on residential construction loans was 8.61 percent for 2024, compared to 6.99 percent for 2023.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2024 and 2023, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The table below shows the balances of loans serviced for others as of December 31, 2024 and 2023:

	2024	2023

(In thousands)	Amount	Amount
Ending balance:
SBA loans held for investment	$72,619	$75,559
Residential mortgage	75,417	79,010
Commercial	30,984	29,624
Total loans serviced for others	$179,020	$184,193

The following table presents the maturity distribution of the loan portfolio at December 31, 2024:

	December 31, 2024
(In thousands)	One year or less	One to five years	Five to fifteen years	Over fifteen years		Total
SBA loans	$162	$1,803	$14,297	$32,760		$49,022
SBA PPP loans	—	1,450	—	—	sd	1,450
Commercial loans
SBA 504 loans	9,878	198	3,123	35,280		48,479
Commercial & industrial	75,775	28,702	29,632	13,077		147,186
Commercial real estate	33,835	54,399	215,748	781,789		1,085,771
Commercial real estate construction	28,853	17,401	4,716	79,223		130,193
Residential mortgage loans	701	1,972	54,551	573,703		630,927
Consumer loans
Home equity	1,799	4,376	10,275	56,773		73,223
Consumer other	1,759	720	941	68		3,488
Residential construction loans	85,283	5,635	—	—		90,918
Total	$238,045	$116,656	$333,283	$1,572,673		$2,260,657
Total (as a percentage of total loans)	10.5%	5.2%	14.7%	69.6%		100.0%

The following table presents the contractual maturities after one year for fixed and adjustable rate loans within each loan category at December 31, 2024:

(In thousands)	Loans Maturing After One Year
Loan Type	Fixed Rate	Adjustable Rate	Total
SBA loans	$3,670	$45,190	$48,860
SBA PPP loans	1,450	-	1,450
Commercial loans
SBA 504 loans	-	38,601	38,601
Commercial & industrial	40,047	31,364	71,411
Commercial real estate	112,801	939,135	1,051,936
Commercial real estate construction	4,934	96,406	101,340
Residential mortgage loans	260,629	369,597	630,226
Consumer loans
Home equity	15,254	56,170	71,424
Consumer other	1,720	9	1,729
Residential construction loans	2,618	3,017	5,635
Total	$443,123	$1,579,489	$2,022,612

For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Asset Quality

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at December 31, 2024 and December 31, 2023:

(In thousands, except percentages)	2024	2023
Nonaccrual by category:
SBA loans held for investment	$3,850	$3,444
Commercial loans	2,974	1,948
Residential mortgage loans	5,711	10,326
Consumer loans	—	381
Residential construction loans	547	2,141
Total nonaccrual loans	$13,082	$18,240
Debt securities available for sale, net of valuation allowance	1,964	—
Total nonaccrual assets	$15,046	$18,240
Past due 90 days or more and still accruing interest:
Residential mortgage loans	760	946
Total past due 90 days or more and still accruing interest	$760	$946
Nonaccrual loans to total loans	0.58%	0.88
Nonaccrual assets to total assets	0.57	0.74

Nonaccrual loans were $13.1 million at December 31, 2024, a $5.1 million decrease from $18.2 million at year end 2023. Since year-end 2023, nonaccrual loans in the commercial and SBA held for investment loan segments increased, partially offset by a decrease in nonaccrual residential mortgage, residential construction and consumer loans. In addition, there was $0.8 million in loans past due 90 days or more and still accruing interest at December 31, 2024, compared to $0.9 million at December 31, 2023.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status.

Potential problem loans totaled $14.6 million at December 31, 2024, a decrease of $0.5 million from $15.1 million at December 31, 2023.

Nonaccrual securities were $2.0 million at December 31, 2024, compared to none at December 31, 2023. The Company owns $5 million in par of this position and moved the position into nonaccrual status during the third quarter of 2024.

For additional information on asset quality, see Note 3 to the Consolidated Financial Statements.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $26.8 million at December 31, 2024, compared to $25.9 million at December 31, 2023, with resulting allowance to total loan ratios of 1.18 percent and 1.19 percent, respectively. Net charge-offs amounted to $1.5 million for 2024, compared to $2.0 million for 2023.

The following table is a summary of the changes to the allowance for credit losses for December 31, 2024 and 2023, including net charge-offs to average loan ratios for each major loan category:

(In thousands, except percentages)	2024	2023
Balance, beginning of period	$25,854	$25,196
Impact of the adoption of ASU 2016-13 ("CECL")	—	847
Provision for credit losses for loans charged to expense	2,407	1,832
Less: Charge-offs
SBA loans held for investment	(370)	(213)
Commercial loans	(633)	(752)
Residential mortgage loans	(150)	(93)
Consumer loans	(361)	(578)
Residential construction loans	(277)	(1,000)
Total charge-offs	(1,791)	(2,636)
Add: Recoveries
SBA loans held for investment	47	20
Commercial loans	204	400
Residential mortgage loans	—	—
Consumer loans	67	84
Residential construction loans	—	111
Total recoveries	318	615
Net charge-offs	(1,473)	(2,021)
Balance, end of period	$26,788	$25,854
Selected loan quality ratios:
Net charge-offs to average loan segment:
SBA loans held for investment	0.85%	0.46%
Commercial loans	0.03	0.03
Residential mortgage loans	0.02	0.01
Consumer loans	0.41	0.66
Residential construction loans	0.26	0.60
Total loans	0.07	0.09
Allowance to total loans	1.18	1.19
Allowance to nonaccrual loans	204.77%	141.74%

The following table sets forth, for each of the major lending categories, the amount of reserve allocated to nonaccrual loans of each category and the amount of the allowance for credit losses allocated to each category and the percentage of total loans represented by such category as of December 31, 2024 and 2023. The allocated allowance is the total of identified specific and general reserves by loan category. The allocation is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the portfolio.

	2024			2023
		% of	% of		% of	% of
		reserve to	loans		reserve to	loans
	Reserve	nonaccrual	to total	Reserve	nonaccrual	to total
(In thousands, except percentages)	amount	loans	loans	amount	loans	loans
Balance applicable to:
SBA loans	$1,535	39.9%	2.2%	$1,221	35.5%	2.7%
Commercial loans	17,361	583.8	62.5	15,876	815.0	58.8
Residential mortgage loans	6,254	109.5	27.9	6,529	63.2	29.1
Consumer loans	775	NM	3.4	1,022	268.2	3.4
Residential construction loans	863	157.8	4.0	1,206	56.3	6.0
Total loans	$26,788	204.8%	100.0%	$25,854	141.7%	100.0%

The Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified as Accrued expenses and other liabilities. At December 31, 2024 and December 31, 2023, a $0.6 million commitment reserve was reported.

See Note 4 to the accompanying Consolidated Financial Statements for more information regarding the Allowance for Credit Losses and Reserve for Unfunded Loan Commitments.

Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, brokered deposits and time deposits, are the primary source of the Company’s funds. The Company offers a variety of products designed to attract and retain customers, with primary focus on building and expanding relationships. The Company continues to focus on establishing a comprehensive relationship with business borrowers, seeking deposits, as well as, lending relationships.

The following table shows year-end deposits and the concentration of each category of deposits for the past two years:

	2024		2023
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$440,803	21.0%	$419,636	21.8%
Interest-bearing demand deposits	321,780	15.3	313,352	16.3
Savings deposits	491,175	23.4	565,088	29.4
Brokered deposits	217,931	10.4	199,667	10.4
Time deposits	628,624	29.9	426,397	22.1
Total deposits	$2,100,313	100.0%	$1,924,140	100.0%

The following table details the maturity distribution of time deposits as of December 31, 2024 and 2023.

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2024:
Less than $250,000	$197,392	$186,828	$150,942	$41,260	$576,422
$250,000 or more	85,296	100,173	47,951	5,261	238,681

At December 31, 2023:
Less than $250,000	$157,742	$140,052	$104,619	$88,311	$490,724
$250,000 or more	21,649	63,783	36,830	13,078	135,340

Total deposits increased $176.2 million to $2.1 billion at December 31, 2024. This increase in deposits was due to increases of $202.2 million in time deposits, $21.2 million in noninterest-bearing demand deposits, $18.3 million in brokered  deposits and $8.4 million in interest-bearing demand deposits, partially offset by a decrease of $73.9 million in savings deposits. The change in the composition of the portfolio from December 31, 2023 reflects a 47.4 percent increase in time deposits, 9.1 percent increase in brokered time deposits, 5.0 percent increase in noninterest-bearing demand deposits and a 2.7 percent increase in interest-bearing demand deposits, partially offset by a 13.1 percent decrease in savings deposits.

The Company’s brokered deposit portfolio contains time deposit type products, savings type products and interest-bearing demand deposit type products. The Company’s deposit composition by deposit product type at December 31, 2024, consisted of 21.0 percent noninterest-bearing demand deposits, 16.8 percent interest-bearing demand deposits, 23.4 percent savings deposits and 38.8 percent time deposits.

The following table shows average deposits and the concentration of each category of deposits for the past two years:

	For the years ended December 31,
	2024		2023
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$411,148	20.4%	$439,653	23.7%
Interest-bearing demand deposits	326,943	16.2	306,820	16.5
Savings deposits	512,405	25.5	552,864	29.7
Brokered deposits	227,070	11.3	197,708	10.6
Time deposits	535,297	26.6	363,367	19.5
Total deposits	$2,012,863	100.0%	$1,860,412	100.0%

As of December 31, 2024, the Company's municipal deposits consisted of $374.8 million from New Jersey and $25.8 million from Pennsylvania which are collateralized by Municipal Letter of Credits (“MULOCs”) issued by the FHLB.

The following table represents uninsured/uncollateralized deposits broken out between consumer, business and municipal customers (excluding brokered deposits) as of December 31, 2024:

(In thousands)	Consumer	Business	Municipal	Brokered
At December 31, 2024:
Total deposits	$1,068,046	$413,767	$400,569	$217,931
Uninsured/uncollateralized deposits	181,579	230,612	—	—

As of December 31, 2024 and December 31, 2023, uninsured and uncollateralized deposits amounted to $412.2 million and $334.5 million respectively. This represented 19.6 percent of total deposits as of December, 31 2024 and 17.2 percent as of December 31, 2023.

The following table represents uninsured/uncollateralized time deposits by maturity date as of December 31, 2024:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2024:
Uninsured/uncollateralized time deposits	$49,154	$55,620	$24,386	$2,786	$131,946

For additional information on deposits, see Note 6 to the Consolidated Financial Statements.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial real estate loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $230.8 million and $366.7 million at December 31, 2024 and December 31, 2023, respectively, and are broken down in the following table:

(In thousands)	December 31, 2024	December 31, 2023
FHLB borrowings:
Non-overnight, fixed rate advances	$20,504	$109,438
Overnight advances	140,000	217,000
Puttable advances	60,000	30,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$230,814	$366,748

In December 2024, the FHLB issued a $180.0 million municipal deposits letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law, compared to a letter of credit with a balance of $142.0 million as of December 31, 2023. In December 2024, FHLB issued an additional $28.0 million municipal deposits letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law, compared to a letter of credit with a balance of $25.0 million as of December 31, 2023.

At December 31, 2024, the Company had $292.2 million of additional credit available at the FHLB and the Company had $245.9 million of additional credit available at the FRB. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the lines with the FHLB and FRB.

For the year ending December 31, 2024, average FHLB borrowings were $131.2  million with a weighted average cost of 3.68%. The maximum borrowing during the year was $299.4 million.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. For 2023 and 2024, the floating interest rate on the subordinated debentures is the three-month CME term Secured Overnight Financing Rate (“SOFR”) plus 262 basis points and reprices quarterly. The floating interest rate was 6.189% at December 31, 2024 and 7.212% at December 31, 2023.

Market Risk

Market risk for the Company is primarily limited to interest rate risk, which is the impact that changes in interest rates would have on future earnings. The Company’s Asset Liability Committee (“ALCO”) manages this risk. The principal objectives of the ALCO are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment, capital and liquidity requirements and actively manage risk within Board-approved guidelines. The ALCO reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions and interest rate levels.

The following table presents the Company’s EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at December 31, 2024 and December 31, 2023:

	Estimated (Decrease)/Increase in EVE			Estimated 12 mo. (Decrease)/Increase in NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2024
+300	$275,851	$(68,710)	(19.94)%	$104,992	$(7,328)	(6.52)%
+200	299,233	(45,328)	(13.16)	107,470	(4,850)	(4.32)
+100	322,622	(21,939)	(6.37)	109,726	(2,594)	(2.31)
0	344,561	—	—	112,320	—	—
-100	344,853	292	0.08	113,029	709	0.63
-200	351,231	6,670	1.94	112,133	(187)	(0.17)
-300	340,076	(4,485)	(1.30)	111,365	(955)	(0.85)
December 31, 2023
+300	$215,239	$(53,748)	(19.98)%	$91,747	$(7,977)	(8.00)%
+200	235,749	(33,238)	(12.36)	94,405	(5,319)	(5.33)
+100	254,242	(14,745)	(5.48)	96,984	(2,740)	(2.75)
0	268,987	—	—	99,724	—	—
-100	273,517	4,530	1.68	101,391	1,667	1.67
-200	286,813	17,826	6.63	102,987	3,263	3.27
-300	281,661	12,674	4.71	102,858	3,134	3.14

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. A bank’s liquidity reflects its ability to meet loan demand, to accommodate possible outflows in deposits and borrowings and to take advantage of interest rate opportunities in the marketplace. The Company’s liquidity is monitored by management and the Board of Directors which reviews historical funding requirements, the current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds and anticipated future funding needs, including the level of unfunded commitments. The goal is to maintain sufficient asset-based liquidity to cover potential funding requirements in order to minimize dependence on volatile and potentially unstable funding markets.

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan interest principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. As the Consolidated Bank comprises the majority of the assets of the Company, the Consolidated Statement of Cash Flows is indicative of the Consolidated Bank’s activity. At December 31, 2024, the balance of cash and cash equivalents was $180.4 million, a decrease of $14.3 million from December 31, 2023. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $47.9 million and $46.9 million in net cash for the years ended December 31, 2024 and 2023, respectively The primary sources of funds were net income from operations and adjustments to net income, such as the provision for credit losses and depreciation and amortization.

Investing activities used $92.8 million and $57.8 million in net cash for the years ended December 31, 2024 and 2023, respectively. Cash was primarily used to originate loans and purchase securities, partially offset by cash inflows from investment securities and loans.

●	Securities. The Company’s available for sale investment portfolio amounted to $93.9 million and $91.8 million at December 31, 2024 and December 31, 2023, respectively.
●	Loans. The SBA loans held for sale portfolio amounted to $12.2 million and $18.2 million at December 31, 2024 and December 31, 2023, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments and Lines of Credit. The Company was committed to advance approximately $322.3 million to its borrowers as of December 31, 2024, compared to $312.5 million at December 31, 2023. At December 31, 2024, $167.1 million of these commitments expire within one year, compared to $149.3 million at December 31, 2023. The Company had $5.5 million and $5.7 million in standby letters of credit at December 31, 2024 and December 31, 2023, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $30.5 million and $90.9 million in net cash for the years ended December 31, 2024 and 2023, respectively, primarily due to an increase in the Company’s deposits, partially offset by a decrease in the Company’s borrowed funds.

●	Deposits. As of December 31, 2024, deposits included $400.6 million of Government deposits, as compared to $346.3 million at year end 2023. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Within this portfolio the average deposit size was $7.7 million as of December 31, 2024.
●	Borrowed Funds. Total FHLB borrowings amounted to $220.5 million and $356.4 million as of December 31, 2024 and 2023, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At December 31, 2024, pledging provided an additional $292.2 million in borrowing potential from the FHLB, $245.9 million from the FRB and $20.0 million from other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, consumer loans, commercial loans or investment securities to increase these lines with the FHLB and FRB. As of December 31, 2024, total available funding plus cash on hand represented 182.5% of uninsured or uncollateralized deposits.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. As of December 31, 2024, the Bank had

$239.3 million in unused lines of credit and $77.5 million in outstanding commitments to borrowers. As of December 31, 2023, the Bank had $256.3 million in unused lines of credit and $50.6 million in outstanding commitments to borrowers.

The following table shows the amounts and expected maturities or payment periods of off-balance-sheet arrangements and contractual obligations as of December 31, 2024:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance-sheet arrangements:
Standby letters of credit	$3,090	$879	$120	$1,406	$5,495
Contractual obligations:
Time deposits (including brokered time deposits)	768,582	44,565	1,848	108	815,103
Borrowed funds and subordinated debentures	150,504	—	70,000	10,310	230,814
Total off-balance-sheet arrangements and contractual obligations	$922,176	$45,444	$71,968	$11,824	$1,051,412

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

Capital Adequacy

A significant measure of the strength of a financial institution is its capital base. Shareholders’ equity increased $34.2 million to $295.6 million at December 31, 2024, compared to $261.4 million at December 31, 2023, primarily due to net income of $41.5 million. Other increases were due to $0.6 million in other comprehensive income and $3.3 million from the issuance of common stock under employee benefit plans, net of tax. These increases were partially offset by $6.2 million in treasury stock purchased at cost and $5.0 million in dividends paid on common stock.

For additional information on shareholders’ equity, see Note 10 to the Consolidated Financial Statements.

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of December 31, 2024, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

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

Allowance for Credit Losses on Loans and Valuation Allowance on AFS Debt Securities

Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” amends the accounting guidance on the impairment of financial instruments. The Financial Accounting Standards Board (“FASB”) issued an amendment to replace the incurred loss impairment methodology under prior accounting guidance with a new current expected credit loss (“CECL”) model.  Under the guidance, the Company is required to measure expected credit losses by utilizing forward-looking information to assess its allowance for credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loans and held to maturity debt securities. CECL also applies to certain off-balance sheet exposures.

The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The Company established a governance structure to implement the CECL accounting guidance and has developed a methodology and set of models to be used upon adoption. At adoption, the Company recorded an $0.8 million increase to its allowance for credit losses, related to loans. Further, the Company increased its reserve for unfunded credit commitments by $0.1 million. The reserve for unfunded credit commitments is recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheet. These increases in reserves were recorded through retained earnings and were $0.6 million, net of tax.

For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and a valuation allowance is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through a valuation allowance is recognized in other comprehensive income, net of tax.

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

For additional information on the valuation allowance on AFS debt securities, see Note 2 to the Consolidated Financial Statements. For additional information on the allowance for credit losses, see Note 4 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

For information regarding Quantitative and Qualitative Disclosures about Market Risk, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets

(In thousands)	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$20,206	$20,668
Interest-bearing deposits	160,232	174,108
Cash and cash equivalents	180,438	194,776
Securities:
Debt securities available for sale (net of valuation allowance of $2,824 as of December 31, 2024 and $1,283 as of December 31, 2023)	93,884	91,765
Debt securities held to maturity	41,294	36,122
Equity securities with readily determinable fair values	9,850	7,802
Total securities	145,028	135,689
Loans:
SBA loans held for sale	12,163	18,242
SBA loans held for investment	36,859	38,584
SBA PPP loans	1,450	2,318
Commercial loans	1,411,629	1,277,460
Residential mortgage loans	630,927	631,506
Consumer loans	76,711	72,676
Residential construction loans	90,918	131,277
Total loans	2,260,657	2,172,063
Allowance for credit losses	(26,788)	(25,854)
Net loans	2,233,869	2,146,209
Premises and equipment, net	18,778	19,567
Bank owned life insurance ("BOLI")	25,773	25,230
Deferred tax assets	14,106	12,552
Federal Home Loan Bank ("FHLB") stock	12,507	18,435
Accrued interest receivable	12,691	13,582
Goodwill	1,516	1,516
Prepaid expenses and other assets	9,311	10,951
Total assets	$2,654,017	$2,578,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$440,803	$419,636
Interest-bearing demand	321,780	313,352
Savings	491,175	565,088
Brokered deposits	217,931	199,667
Time deposits	628,624	426,397
Total deposits	2,100,313	1,924,140
Borrowed funds	220,504	356,438
Subordinated debentures	10,310	10,310
Accrued interest payable	1,702	1,924
Accrued expenses and other liabilities	25,605	24,265
Total liabilities	2,358,434	2,317,077
Shareholders’ equity:
Preferred stock, no par value, 500 shares authorized, no shares issued and no shares outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, no par value, 12,000 shares authorized, 11,616 shares issued and 10,026 shares outstanding as of December 31, 2024; 12,000 shares authorized, 11,424 shares issued and 10,063 shares outstanding as of December 31, 2023	103,936	100,426
Retained earnings	227,331	191,108
Treasury stock, at cost (1,590 shares as of December 31, 2024 and 1,361 shares as of December 31, 2023)	(33,577)	(27,367)
Accumulated other comprehensive loss	(2,107)	(2,737)
Total shareholders’ equity	295,583	261,430
Total liabilities and shareholders’ equity	$2,654,017	$2,578,507

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

	For the years ended December 31,
(In thousands, except per share amounts)	2024	2023
INTEREST INCOME
Interest-bearing deposits	$2,033	$1,724
FHLB stock	789	1,369
Securities:
Taxable	7,312	7,271
Tax-exempt	70	72
Total securities	7,382	7,343
Loans:
SBA loans	4,857	5,489
SBA PPP loans	30	137
Commercial loans	87,773	76,966
Residential mortgage loans	37,770	34,194
Consumer loans	5,607	5,742
Residential construction loans	9,497	10,530
Total loans	145,534	133,058
Total interest income	155,738	143,494
INTEREST EXPENSE
Interest-bearing demand deposits	7,176	5,227
Savings deposits	13,006	9,175
Brokered deposits	8,412	7,916
Time deposits	22,918	11,567
Borrowed funds and subordinated debentures	5,615	14,612
Total interest expense	57,127	48,497
Net interest income	98,611	94,997
Provision for credit losses, loans	2,407	1,832
Provision for credit losses, off-balance sheet	1	53
Provision for credit losses, AFS securities	1,541	1,283
Net interest income after provision for credit losses	94,662	91,829
NONINTEREST INCOME
Branch fee income	1,391	997
Service and loan fee income	2,165	1,928
Gain on sale of SBA loans held for sale, net	660	1,299
Gain on sale of mortgage loans, net	1,488	1,546
BOLI income	544	852
Net securities gains	586	7
Other income	1,635	1,513
Total noninterest income	8,469	8,142
NONINTEREST EXPENSE
Compensation and benefits	29,749	29,051
Processing and communications	3,473	2,994
Occupancy	3,184	3,087
Furniture and equipment	3,140	2,780
Professional services	1,683	1,563
Advertising	1,611	1,436
Loan related expenses	1,138	918
Deposit insurance	1,100	1,715
Director fees	956	847
Other expenses	2,707	2,585
Total noninterest expense	48,741	46,976
Income before provision for income taxes	54,390	52,995
Provision for income taxes	12,940	13,288
Net income	$41,450	$39,707
Net income per common share - Basic	$4.13	$3.89
Net income per common share - Diluted	$4.06	$3.84
Weighted average common shares outstanding – Basic	10,031	10,207
Weighted average common shares outstanding – Diluted	10,202	10,338

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2024
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$54,390	$12,940	$41,450
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	1,002	247	755
Less: reclassification adjustments on securities included in net income	—	—	—
Total unrealized gains on securities available for sale	1,002	247	755
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,097)	(301)	(796)
Less: reclassification adjustment for losses on cash flow hedges included in net income	(925)	(254)	(671)
Total unrealized losses on cash flow hedges	(172)	(47)	(125)
Total other comprehensive income	830	200	630
Total comprehensive income	$55,220	$13,140	$42,080

	For the year ended December 31, 2023
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$52,995	$13,288	$39,707
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	1,153	283	870
Less: reclassification adjustment for losses on securities included in net income	(136)	(33)	(103)
Total unrealized gains on securities available for sale	1,289	316	973
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,518)	(433)	(1,085)
Less: reclassification adjustment for losses on cash flow hedges included in net income	(899)	(264)	(635)
Total unrealized losses on cash flow hedges	(619)	(169)	(450)
Total other comprehensive income	670	147	523
Total comprehensive income	$53,665	$13,435	$40,230

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
				other		Total
	Common stock		Retained	comprehensive	Treasury	Shareholders’
(In thousands, except per share amounts)	Shares	Amount	earnings	(loss) income	stock	equity
Balance, December 31, 2022	10,584	$97,204	$156,958	$(3,260)	$(11,675)	$239,227
Net income	—	—	39,707	—	—	39,707
Other comprehensive income, net of tax	—	—	—	523	—	523
Dividends on common stock ($0.48 per share)	7	187	(4,908)	—	—	(4,721)
Effect of adopting Accounting Standards Update ("ASU") No. 2016-13 ("CECL") (2)	—	—	(649)	—	—	(649)
Share-based compensation (1)	128	3,035	—	—	—	3,035
Treasury stock purchased, at cost	(656)	—	—	—	(15,692)	(15,692)
Balance, December 31, 2023	10,063	$100,426	$191,108	$(2,737)	$(27,367)	$261,430
Net income	—	—	41,450	—	—	41,450
Other comprehensive income, net of tax	—	—	—	630	—	630
Dividends on common stock ($0.52 per share)	7	206	(5,227)	—	—	(5,021)
Share-based compensation (1)	185	3,304	—	—	—	3,304
Treasury stock purchased, at cost	(229)	—	—	—	(6,210)	(6,210)
Balance, December 31, 2024	10,026	$103,936	$227,331	$(2,107)	$(33,577)	$295,583

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.
(2)	See further disclosure surrounding CECL transition in Note 1 to the Consolidated Financial Statements.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income	$41,450	$39,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	2,407	1,832
Provision for credit losses, AFS securities	1,541	1,283
Net accretion of purchase premiums and discounts on securities	(256)	(264)
Depreciation and amortization, net	2,580	2,383
SBA PPP deferred fees and costs	(12)	(92)
Deferred income tax benefit	(1,747)	(87)
Net securities realized gains	(94)	(345)
Stock compensation expense	1,823	1,751
Gain on sale of mortgage loans, net	(1,488)	(1,546)
Gain on sale of SBA loans held for sale, net	(660)	(1,299)
BOLI income	(544)	(852)
Net change in other assets and liabilities	2,987	4,438
Net cash provided by operating activities	47,987	46,909
INVESTING ACTIVITIES:
Purchases of securities held to maturity	(5,000)	(100)
Purchase of equity securities	(2,247)	(126)
Purchases of securities available for sale	(10,500)	(650)
Proceeds from sale of FHLB stock, at cost	5,928	629
Maturities and principal payments on debt securities held to maturity	100	—
Maturities and principal payments on debt securities available for sale	7,824	4,286
Proceeds from sales of equity securities	785	2,166
Net decrease in SBA PPP loans	880	3,682
Net increase in loans	(89,890)	(69,177)
Proceeds from BOLI	—	2,398
Purchases of premises and equipment, net	(693)	(955)
Net cash used in investing activities	(92,813)	(57,847)
FINANCING ACTIVITIES:
Net increase in deposits	176,173	136,612
Repayments of short-term borrowings, net	(137,000)	(66,000)
Proceeds from long-term borrowings, net	1,066	39,438
Proceeds from exercise of stock options, net of withheld taxes	1,480	1,284
Cash dividends on common stock	(5,021)	(4,721)
Purchase of treasury stock	(6,210)	(15,692)
Net cash provided by financing activities	30,488	90,921
(Decrease) increase in cash and cash equivalents	(14,338)	79,983
Cash and cash equivalents, beginning of period	194,776	114,793
Cash and cash equivalents, end of period	$180,438	$194,776
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$57,349	$47,264
Income taxes paid	14,074	13,216
Noncash investing activities:
Capitalization of servicing rights	186	576
Transfer of loans to OREO	—	251

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

Unity Bancorp, Inc. is a financial holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, the Bank, is chartered by the New Jersey Department of Banking and Insurance. The Bank provides a full range of commercial and retail banking services through twenty-one branch offices located in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, SBA and other commercial credits.

Unity Investment Services, Inc. is a wholly-owned subsidiary of Unity Bank and is used to hold and administer part of the Bank’s investment portfolio. Unity Investment Services, Inc. has one subsidiary, Unity Delaware Investment 2, Inc., which has three subsidiaries. Unity Strategic Investment I, Inc. and Unity Strategic Investment II, Inc. and Unity NJ REIT, Inc., which was formed in 2013 to hold real estate related loans.

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

Use of Estimates in the Preparation of Financial Statements

In preparing the consolidated financial statements in conformity with U.S. GAAP, Management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Balance Sheet and Statement of Income for the periods indicated. Amounts requiring the use of significant estimates include the allowance for credit losses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits.

Restrictions on Cash

In addition, the Company’s contract with its current electronic funds transfer provider requires a predetermined balance be maintained in a settlement account controlled by the provider equal to the Company’s average daily net settlement position multiplied by four days. The required balance was $262 thousand as of December 31, 2024 and 2023, respectively. This balance can be adjusted periodically to reflect actual transaction volume and seasonal factors.

Securities

The Company classifies its securities into three categories, debt securities available for sale (“AFS”), debt securities held to maturity (“HTM”) and equity securities with readily determinable fair values ("equity securities").

Debt securities that are classified as available for sale are stated at fair value. Unrealized gains and losses on debt securities available for sale are excluded from results of operations and are reported in other comprehensive income, a separate component of shareholders’ equity, net of taxes. Debt securities classified as available for sale include debt securities that may be sold in response to changes in interest rates, changes in prepayment risks, for asset/liability management purposes or liquidity needs. The cost of debt securities sold is determined on a specific identification basis. Gains and losses on sales of debt securities are recognized in the Consolidated Statements of Income on a trade date basis.

Debt securities are classified as held to maturity based on Management’s intent and ability to hold them to maturity. Such debt securities are stated at cost, adjusted for unamortized purchase premiums and discounts.

For debt securities, purchase discounts are accreted using the interest method over the stated terms of the securities; whereas purchase premiums are amortized through the earliest call date.

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. Periodic net gains and losses on equity investments are recognized in the Consolidated Statements of Income as realized gains and losses.

For additional information on securities, see Note 2 to the Consolidated Financial Statements.

Valuation Allowance – Debt Securities

The Company has a process in place to identify debt securities that could potentially incur credit impairment. This process involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues. Management evaluates debt securities for impairment at least on a quarterly basis and more frequently when economic or market concern warrants such evaluation. This evaluation considers relevant facts and circumstances in evaluating whether there is credit or interest rate-related impairment of a security.

The CECL standard requires credit losses on both HTM and AFS debt securities to be recognized through a valuation allowance instead of as a direct write-down to the amortized cost basis of the security. Management assesses its intent to sell and whether it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses.  For debt securities that are considered impaired where Management has no intent to sell and the Company has no requirement to sell prior to recovery of its amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings as provision expense and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows due to factors that are not credit related is recognized in other comprehensive income. For debt securities where Management has the intent to sell, the amount of the impairment is reflected in earnings as realized losses.

The present value of expected future cash flows is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities cash flow estimates are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate bond cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond specific facts and circumstances including timing, security interests and loss severity. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies for available for sale and held to maturity securities. These securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies and have a long history of no credit losses.

The Company considers a debt security to be past due in terms of payment based on its contractual terms. A debt security may be placed on nonaccrual, with interest no longer recognized, when collectability of principal or interest is doubtful.

A security may be partially or fully charged-off against the allowance if it is determined to be uncollectible. Recoveries of previously charged-off available for sale securities are recognized when received, while recoveries on held to maturity securities are recognized when expected.

For additional information on the allowance for credit losses, see Note 4 to the Consolidated Financial Statements.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company; (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation in a loan or the government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of certain SBA loans, other than loans originated under the Paycheck Protection Program (“PPP”), that the Company has elected to hold for sale and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan. The Company may sell the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

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

Loans are reported as past due when either interest or principal is unpaid in the following circumstances: fixed payment loans when (i) the borrower is in arrears for two or more monthly payments; (ii) open end credit for two or more billing cycles or (iii) single payment notes if interest or principal remains unpaid for 30 days or more.

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

Loans are charged-off when collection is in doubt and when the Company can no longer justify maintaining the loan as an asset on the Consolidated Balance Sheet. Loans qualify for charge-off when, after thorough analysis, all possible sources of repayment are insufficient. These include: (i) potential future cash flows; (ii) value of collateral and/or (iii) strength of co-makers and guarantors. Additionally, all loans classified as a loss or that portion of the loan classified as a loss is charged-off, subject to government guarantee. All loan charge-offs are approved by Executive Management.

For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Allowance for Credit Losses for Loans and Reserve for Unfunded Loan Commitments

Effective January 1, 2023, the Company adopted the provisions of ASC 326 and modified its accounting policy for the allowance for credit losses on loans. The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the Balance Sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by Management because of the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses.

The allowance for credit losses is reported separately as a contra-asset on the Consolidated Balance Sheet. The expected credit losses for unfunded lending commitments and unfunded loan commitments is reported on the Consolidated Balance Sheet in Accrued expenses and other liabilities.

The allowance for credit losses on loans is deducted from the amortized cost basis of the loan to present the net amount expected to be collected. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. At each reporting period, the Company evaluates whether loans within a pool continue to exhibit similar risk characteristics. If the risk characteristics of a loan change, such that they are no longer similar to other loans in the pool, the Company will evaluate the loan with a different pool of loans that share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. The Company generally considers those loans for individual evaluation to be those on nonaccrual. Loans are charged off against the allowance for credit losses when the Company believes the balances to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off or expected to be charged-off.

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Such segments include SBA, Commercial, Residential mortgage, Consumer and Residential construction. The Commercial segment is further sub-segmented into SBA 504, Commercial & industrial, Commercial real estate and Commercial construction. The Consumer segment is further bifurcated into Home equity and Consumer other. For most segments the Company calculates estimated credit losses using a weighted average remaining maturity methodology.

The Company estimates the allowance for credit losses on loans via a quantitative analysis which considers relevant available information from internal and external sources related to past events and current conditions, as well as the incorporation of reasonable and supportable forecasts. The Company evaluates a variety of factors including third party economic forecasts, industry trends and other available published economic information in arriving at its forecasts. After the reasonable and supportable forecast period, the Company reverts, after four quarters, on a straight-line basis over the following four quarters, to the historical average economic variables. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

Also included in the allowance for credit losses on loans are qualitative reserves to cover losses that are expected but, in the Company’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors that the Company considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations and the volume and severity of past due loans and nonaccrual loans.

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will record a provision for the difference between the fair value of the collateral, less costs to sell at the reporting date and the amortized cost basis of the loan.

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

There were no changes to the Company’s methodology for credit loss estimates during the year ended December 31, 2024.

For additional information on the allowance for credit losses and reserve for unfunded loan commitments, see Note 4 to the Consolidated Financial Statements.

Premises and Equipment, net

Land is carried at cost. All other fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of buildings is not to exceed 30 years, furniture and fixtures is generally 10 years or less and equipment is 3 to 5 years. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the life of the underlying lease.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a qualitative assessment, Management determined that the Company’s recorded goodwill totaling $1.5 million, which resulted from the 2005 acquisition of its Phillipsburg, New Jersey branch, is not impaired as of December 31, 2024.

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

The Company recognizes all derivative instruments at fair value in either Prepaid expense and other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet and the related cash flows in the Operating Activities section of the Consolidated Statement of Cash Flows.

For derivatives designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows), the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.

Those derivative financial instruments that do not meet the hedging criteria discussed below would be classified as undesignated derivatives and would be recorded at fair value with changes in fair value recorded in income.

The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur or (d) Management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the Consolidated Financial Statements, recognizing changes in fair value in current period income in the Consolidated Statement of Income.

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

Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the Consolidated Statements of Income.

For additional information on income taxes, see Note 11 to the Consolidated Financial Statements.

Net Income Per Share

Basic net income per common share is calculated as net income available to common shareholders divided by the weighted average common shares outstanding during the reporting period.

Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the treasury stock method; however, when a net loss rather than net income is recognized, diluted earnings per share equals basic earnings per share.

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

Operating Segments

While Management, whom includes the President and Chief Executive Officer and acts as the Chief Operating Decision Maker (“CODM”), monitors the revenue streams of its various products and services, operating results and financial performance are evaluated on a company-wide basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM uses net income reporting in the Company’s Consolidated Statements of Income to make operating and strategic decisions. Accordingly, there is only one reportable segment. The Company adopted ASU 2023-07 during the year ended December 31, 2024 noting no material impact.

For further description of the Company’s products and services, refer to Item 1. Business.

Revenue Recognition

FASB ASC 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other U.S. GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in its income statements as components of non-interest income are as follows:

●	Branch fee income - these represent general service fees for monthly account maintenance and activity or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.
●	Other non-interest income primarily includes items such as loan-related fees, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.

Recent Accounting Pronouncements

Accounting Standard Update (“ASU”)	Required Adoption Date	Brief Description	Effect on the Company’s Financial Statements
ASU 2023-09, Income Taxes (Topic 740)	Fiscal years beginning after December 15, 2024	Improve transparency of certain income tax related disclosures, including the rate reconciliation and taxes paid disclosures.	No significant impact
ASU 2024-03, Income Statement – Reporting comprehensive income – Expense Disaggregation Disclosures (Subtopic 220-40)	Fiscal years beginning after December 15, 2026	Improve transparency of specific expense categories, which is generally not presented in the financial statements today.	No significant impact

2.    Securities

This table provides the major components of debt securities AFS, HTM and equity securities at amortized cost and estimated fair value at December 31, 2024 and December 31, 2023:

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Valuation	Estimated
(In thousands)	cost	gains	losses	allowance	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(241)	$—	$14,759
State and political subdivisions	357	—	(24)	—	333
Residential mortgage-backed securities	13,814	27	(1,555)	—	12,286
Asset backed securities	39,300	94	(2)	—	39,392
Corporate and other securities	31,741	165	(1,968)	(2,824)	27,114
Total debt securities available for sale	$100,212	$286	$(3,790)	$(2,824)	$93,884
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,932)	$—	$23,068
State and political subdivisions	1,234	59	—	—	1,293
Residential mortgage-backed securities	12,060	—	(2,607)	—	9,453
Total debt securities held to maturity	$41,294	$59	$(7,539)	$—	$33,814
Equity securities:
Total equity securities	$10,606	$64	$(820)	$—	$9,850

	December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Valuation	Estimated
(In thousands)	cost	gains	losses	allowance	fair value
Available for sale:
U.S. Government sponsored entities	$16,490	$—	$(457)	$—	$16,033
State and political subdivisions	388	—	(28)	—	360
Residential mortgage-backed securities	15,473	30	(1,426)	—	14,077
Asset backed securities	35,750	—	(347)	—	35,403
Corporate and other securities	29,453	251	(2,529)	(1,283)	25,892
Total debt securities available for sale	$97,554	$281	$(4,787)	$(1,283)	$91,765
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,419)	$—	$23,581
State and political subdivisions	1,272	90	—	—	1,362
Residential mortgage-backed securities	6,850	—	(2,137)	—	4,713
Total debt securities held to maturity	$36,122	$90	$(6,556)	$—	$29,656
Equity securities:
Total equity securities	$9,050	$99	$(1,347)	$—	$7,802

For the year ended December 31, 2024, the provision for credit losses on AFS debt securities was $1.5 million, compared to $1.3 million for the year ended December 31, 2023.

The following table summarizes the amortized cost of HTM debt securities by external credit rating at December 31, 2024 and 2023:

			Non-investment
(In thousands)	AAA/AA/A rated	BBB rated	grade rated	Non-rated	Total
December 31, 2024
U.S. Government sponsored entities	$28,000	$—	$—	$—	$28,000
State and political subdivisions	1,234	—	—	—	1,234
Residential mortgage-backed securities	12,060	—	—	—	12,060
Total	$41,294	$—	$—	$—	$41,294
December 31, 2023
U.S. Government sponsored entities	$28,000	$—	$—	$—	$28,000
State and political subdivisions	1,172	—	—	100	1,272
Residential mortgage-backed securities	6,850	—	—	—	6,850
Total	$36,022	$—	$—	$100	$36,122

This table provides the remaining contractual maturities within the investment portfolios. The carrying value of securities at December 31, 2024 is distributed by contractual maturity. Securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Amortized	Fair
(In thousands)	cost	value
Available for sale, at fair value:
Due in one year	$3,285	$3,243
Due after one year through five years	30,283	26,678
Due after five years through ten years	27,639	26,437
Due after ten years	25,191	25,240
Residential mortgage-backed securities	13,814	12,286
Total	$100,212	$93,884
Held to maturity, at amortized cost:
Due in one year	$—	$—
Due after one year through five years	3,000	2,927
Due after five years through ten years	—	—
Due after ten years	26,234	21,434
Residential mortgage-backed securities	12,060	9,453
Total	$41,294	$33,814

The number of securities in an unrealized loss position as of December 31, 2024 totaled 75, compared to 98 at December 31, 2023. This decrease is primarily due to market interest rate fluctuations.

As of December 31, 2024, the company had accrued interest receivable of $1.2 million relating to debt securities, compared to $1.5 million at December 31, 2023. During the year ended December 31, 2024, $125 thousand in interest income was reversed relating to nonaccrual debt securities compared to none during the year ended December 31, 2023. During the year ended December 31, 2024, $213 thousand in interest payments were recorded as a reduction of principal relating to nonaccrual debt securities compared to none during the year ended December 31, 2023.

At the year-end 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The fair value of securities with unrealized losses by length of time where the individual securities have been in a continuous unrealized loss position at December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	(loss)	fair value	(loss)	fair value	(loss)
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,759	$(241)	$14,759	$(241)
State and political subdivisions	—	—	333	(24)	333	(24)
Residential mortgage-backed securities	8	(1)	12,145	(1,554)	12,153	(1,555)
Asset backed securities	3,998	(1)	3,000	(1)	6,998	(2)
Corporate and other securities	—	—	14,609	(1,968)	14,609	(1,968)
Total temporarily impaired AFS securities	$4,006	$(2)	$44,846	$(3,788)	$48,852	$(3,790)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,068	$(4,932)	$23,068	$(4,932)
Residential mortgage-backed securities	—	—	4,453	(2,607)	4,453	(2,607)
Total temporarily impaired HTM securities	$—	$—	$27,521	$(7,539)	$27,521	$(7,539)

	December 31, 2023
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	(loss)	fair value	(loss)	fair value	(loss)
Available for sale:
U.S. Government sponsored entities	$—	$—	$16,033	$(457)	$16,033	$(457)
State and political subdivisions	—	—	360	(28)	360	(28)
Residential mortgage-backed securities	—	—	13,949	(1,426)	13,949	(1,426)
Asset backed securities	—	—	35,403	(347)	35,403	(347)
Corporate and other securities	—	—	19,424	(2,529)	19,424	(2,529)
Total temporarily impaired AFS securities	$—	$—	$85,169	$(4,787)	$85,169	$(4,787)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,581	$(4,419)	$23,581	$(4,419)
Residential mortgage-backed securities	—	—	4,713	(2,137)	4,713	(2,137)
Total temporarily impaired HTM securities	$—	$—	$28,294	$(6,556)	$28,294	$(6,556)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations.

Realized Gains and Losses

There were no available for sale or held to maturity gross realized gains or losses relating to sales in 2024 or 2023.

Pledged Securities

Securities with a carrying value of $11.5 million and $9.7 million at December 31, 2024 and December 31, 2023, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law.

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

The following is a summary of the gains and losses recognized in net income on equity securities for the past two years:

	For the year ended December 31,
(In thousands)	2024	2023
Net unrealized gains (losses) recognized during the period on equity securities	$492	$(338)
Net gains recognized during the period on equity securities sold during the period	94	345
Gains recognized during the reporting period on equity securities	$586	$7

3.    Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for credit losses for the past two years:

(In thousands)	December 31, 2024	December 31, 2023
SBA loans held for investment	$36,859	$38,584
SBA PPP loans	1,450	2,318
Commercial loans
SBA 504 loans	48,479	33,669
Commercial & industrial	147,186	128,402
Commercial real estate (1)	1,085,771	986,230
Commercial real estate construction	130,193	129,159
Residential mortgage loans	630,927	631,506
Consumer loans
Home equity	73,223	67,037
Consumer other	3,488	5,639
Residential construction loans	90,918	131,277
Total loans held for investment	$2,248,494	$2,153,821
SBA loans held for sale	12,163	18,242
Total loans	$2,260,657	$2,172,063

(1)	Commercial real estate includes Commercial Mortgage – Owner Occupied, Commercial Mortgage – Nonowner Occupied and Commercial Mortgage – Other. Commercial Mortgage – Other primarily includes multifamily and land loans.

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

Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets, in the accompanying Consolidated Statements of Income.

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

Substandard: These loans are inadequately protected by the current net worth and/or paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution may sustain some loss if the deficiencies are not corrected.

Loss:  These loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Once a borrower is deemed incapable of repayment of unsecured debt, the loan is termed a “Loss” and charged-off immediately, subject to government guarantee.

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

The following table shows the internal loan classification risk by loan portfolio classification by origination year as of December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	2019 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,167	$1,580	$5,205	$4,961	$5,570	$10,085	$-	$29,568
Special Mention	-	769	1,740	356	508	729	-	4,102
Substandard	-	-	956	2,116	116	1	-	3,189
Total SBA loans held for investment	$2,167	$2,349	$7,901	$7,433	$6,194	$10,815	$-	$36,859
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$300	$70	$-	$-	$-	$370

SBA PPP loans
Risk Rating:
Pass	$-	$-	$-	$1,450	$-	$-	$-	$1,450
Total SBA PPP loans	$-	$-	$-	$1,450	$-	$-	$-	$1,450

Commercial loans
Risk Rating:
Pass	$189,371	$167,190	$331,349	$161,508	$123,225	$330,131	$94,369	$1,397,143
Special Mention	-	-	6,269	1,737	-	3,108	17	11,131
Substandard	-	-	-	2	1,187	2,157	9	3,355
Total commercial loans	$189,371	$167,190	$337,618	$163,247	$124,412	$335,396	$94,395	$1,411,629
Commercial loans
Current-period gross writeoffs	$-	$-	$38	$138	$200	$107	$150	$633

Residential mortgage loans
Risk Rating:
Performing	$93,825	$73,862	$224,295	$65,192	$44,366	$122,916	$-	$624,456
Nonperforming	-	227	1,488	2,238	-	2,518	-	6,471
Total residential mortgage loans	$93,825	$74,089	$225,783	$67,430	$44,366	$125,434	$-	$630,927
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$150	$-	$-	$-	$150

Consumer loans
Risk Rating:
Performing	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Total consumer loans	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Consumer loans
Current-period gross writeoffs	$-	$-	$63	$100	$-	$198	$-	$361

Residential construction
Risk Rating:
Pass	$36,522	$16,889	$26,683	$7,766	$1,154	$1,357	$-	$90,371
Substandard	-	-	-	-	547	-	-	547
Total residential construction loans	$36,522	$16,889	$26,683	$7,766	$1,701	$1,357	$-	$90,918
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$277	$-	$277

Total loans held for investment	$327,783	$263,119	$601,260	$248,841	$177,340	$483,411	$146,740	$2,248,494

The following table shows the internal loan classification risk by loan portfolio classification by origination year as of December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year

(In thousands)	2023	2022	2021	2020	2019	2018 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$1,938	$5,339	$4,723	$6,083	$2,634	$10,996	$-	$31,713
Special Mention	-	1,765	356	510	-	31	-	2,662
Substandard	-	1,256	2,186	190	-	577	-	4,209
Total SBA loans held for investment	$1,938	$8,360	$7,265	$6,783	$2,634	$11,604	$-	$38,584
SBA loans held for investment
Current-period gross writeoffs	$-	$100	$-	$-	$113	$-	$-	$213

SBA PPP loans
Risk Rating:
Pass	$-	$-	$2,318	$-	$-	$-	$-	$2,318
Total SBA PPP loans	$-	$-	$2,318	$-	$-	$-	$-	$2,318

Commercial loans
Risk Rating:
Pass	$139,622	$343,755	$181,419	$128,165	$101,274	$271,469	$96,988	$1,262,692
Special Mention	-	-	1,815	-	1,570	7,423	395	11,203
Substandard	-	-	59	14	288	3,204	-	3,565
Total commercial loans	$139,622	$343,755	$183,293	$128,179	$103,132	$282,096	$97,383	$1,277,460
Commercial loans
Current-period gross writeoffs	$-	$-	$150	$-	$350	$252	$-	$752

Residential mortgage loans
Risk Rating:
Performing	$102,892	$253,919	$72,586	$51,999	$30,482	$109,302	$-	$621,180
Nonperforming	-	2,964	2,714	1,054	945	2,649	-	10,326
Total residential mortgage loans	$102,892	$256,883	$75,300	$53,053	$31,427	$111,951	$-	$631,506
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$25	$-	$-	$68	$-	$93

Consumer loans
Risk Rating:
Performing	$3,428	$4,777	$3,681	$670	$2,481	$7,507	$49,751	$72,295
Nonperforming	-	-	-	125	-	256	-	381
Total consumer loans	$3,428	$4,777	$3,681	$795	$2,481	$7,763	$49,751	$72,676
Consumer loans
Current-period gross writeoffs	$-	$26	$552	$-	$-	$-	$-	$578

Residential construction loans
Risk Rating:
Performing	$28,827	$72,257	$25,395	$1,418	$491	$748	$-	$129,136
Nonperforming	-	-	-	547	-	1,594	-	2,141
Total residential construction loans	$28,827	$72,257	$25,395	$1,965	$491	$2,342	$-	$131,277
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$600	$400	$1,000

Total loans held for investment	$276,707	$686,031	$297,252	$190,775	$140,165	$415,756	$147,134	$2,153,821

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of December 31, 2024 and December 31, 2023:

	December 31, 2024
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due (1)	Current	Total loans
SBA loans held for investment	$1,006	$451	$—	$3,850	$5,307	$31,552	$36,859
Commercial loans
SBA 504 loans	—	—	—	—	—	48,479	48,479
Commercial & industrial	941	—	—	1,228	2,169	145,017	147,186
Commercial real estate	22,378	2,339	—	1,746	26,463	1,059,308	1,085,771
Commercial real estate construction	—	—	—	—	—	130,193	130,193
Residential mortgage loans	15,654	4,094	760	5,711	26,219	604,708	630,927
Consumer loans
Home equity	479	2,162	—	—	2,641	70,582	73,223
Consumer other	36	5	—	—	41	3,447	3,488
Residential construction loans	—	—	—	547	547	90,371	90,918
Total loans held for investment	40,494	9,051	760	13,082	63,387	2,183,657	2,247,044
SBA loans held for sale	—	—	—	—	—	12,163	12,163
Total loans, excluding SBA PPP	$40,494	$9,051	$760	$13,082	$63,387	$2,195,820	$2,259,207

	December 31, 2023
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due (1)	Current	Total loans
SBA loans held for investment	$551	$185	$—	$3,444	$4,180	$34,404	$38,584
Commercial loans
SBA 504 loans	—	—	—	—	—	33,669	33,669
Commercial & industrial	288	78	—	283	649	127,753	128,402
Commercial real estate	1,732	—	—	1,665	3,397	982,833	986,230
Commercial real estate construction	—	—	—	—	—	129,159	129,159
Residential mortgage loans	8,719	1,378	946	10,326	21,369	610,137	631,506
Consumer loans
Home equity	14	—	—	381	395	66,642	67,037
Consumer other	28	55	—	—	83	5,556	5,639
Residential construction loans	2,580	—	—	2,141	4,721	126,556	131,277
Total loans held for investment	13,912	1,696	946	18,240	34,794	2,116,709	2,151,503
SBA loans held for sale	—	—	—	—	—	18,242	18,242
Total loans, excluding SBA PPP	$13,912	$1,696	$946	$18,240	$34,794	$2,134,951	$2,169,745

(1)	At December 31, 2024 and 2023, the Company had no SBA PPP loans past due.

As of December 31, 2024 and 2023, the Company had accrued interest receivable of $11.3 million and $11.7 million relating to loans receivable, respectively. During the years ended December 31, 2024 and 2023 the company reversed $0.6 million and $0.9 million in interest income from nonaccrual loans, respectively.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s CECL evaluation with the associated allowance amount, if applicable, as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$432	$334	$—
Commercial loans
Commercial & industrial	638	33	—
Commercial real estate	2,055	1,746	—
Total commercial loans	2,693	1,779	—
Residential mortgage loans	4,238	4,238	—
Total individually evaluated loans with no related allowance	7,363	6,351	—

With an allowance:
SBA loans held for investment	4,011	3,516	755
Commercial loans
Commercial & industrial	1,672	1,195	62
Total commercial loans	1,672	1,195	62
Residential mortgage loans	2,413	2,233	52
Residential construction loans	547	547	102
Total individually evaluated loans with a related allowance	8,643	7,491	971

Total individually evaluated loans:
SBA loans held for investment	4,443	3,850	755
Commercial loans
Commercial & industrial	2,310	1,228	62
Commercial real estate	2,055	1,746	—
Total commercial loans	4,365	2,974	62
Residential mortgage loans	6,651	6,471	52
Residential construction loans	547	547	102
Total individually evaluated loans	$16,006	$13,842	$971

	December 31, 2023
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,264	$2,186	$—
Commercial loans
Commercial real estate	2,734	1,607	—
Total commercial loans	2,734	1,607	—
Residential mortgage loans	7,146	7,121	—
Consumer loans
Home equity	390	388	—
Total consumer loans	390	388	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans with no related allowance	15,291	13,443	—

With an allowance:
SBA loans held for investment	1,383	1,258	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	209	58	58
Total commercial loans	847	341	341
Residential mortgage loans	4,182	4,151	306
Total individually evaluated loans with a related allowance	6,412	5,750	995

Total individually evaluated loans:
SBA loans held for investment	3,647	3,444	348
Commercial loans
Commercial & industrial	638	283	283
Commercial real estate	2,943	1,665	58
Total commercial loans	3,581	1,948	341
Residential mortgage loans	11,328	11,272	306
Consumer loans:
Home equity	390	381	—
Total consumer loans	390	381	—
Residential construction loans	2,757	2,141	—
Total individually evaluated loans	$21,703	$19,186	$995

The Company did not recognize interest income on nonaccrual loans for the years ended December 31, 2024 and  December 31, 2023.

Other Loan Information

Servicing Assets:

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party investors, amounted to approximately $179.0 million and $184.2 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the carrying value of servicing assets was $0.7 million and $0.9 million, respectively, and is included in Prepaid expenses and other assets. A summary of the changes in the related servicing assets for the past two years follows:

	For the years ended December 31,
(In thousands)	2024	2023
Balance, beginning of year	$881	$691
Servicing assets capitalized	186	576
Amortization of expense, net	(404)	(386)
Balance, end of year	$663	$881

In addition, the Company had $0.5 million and $0.6 million in discounts related to the retained portion of unsold SBA loans at December 31, 2024 and 2023, respectively. These discounts are amortized to income over the same period of the balance of the loans sold.

As of December 31, 2024 and 2023, the Company held $3.4 million and $5.0 million, respectively, in Residential mortgage loans in the process of being sold.

Officer and Director Loans:

In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)	December 31, 2024	December 31, 2023
Balance, beginning of year	$7,894	$8,124
New loans and advances	1,500	788
Loan repayments	(1,078)	(953)
Loans removed	—	(65)
Balance, end of year	$8,316	$7,894

Loan Portfolio Collateral:

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2024 and December 31, 2023, approximately 96% of the Company’s loan portfolio was secured by real estate.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the twelve months ended December 31, 2024 and December 31, 2023:

	Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$93	0.3%	$—	—%
Commercial loans
Commercial real estate	632	0.1	—	—
Commercial & industrial	—	—	1,882	2.4
Residential mortgage loans	—	—	1,033	0.2
Consumer loans
Home equity	—	—	2,162	3.0
Balance, December 31, 2024	$725	0.1%	$5,077	0.2%

	Principal Forgiveness		Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$9	0.1%	$—	—%	$—	—%
Commercial loans
Commercial & industrial	—	—	—	—	835	0.1
Commercial real estate	—	—	1,290	0.1	732	0.1
Consumer loans
Home equity	—	—	—	—	103	0.1
Balance, December 31, 2023	$9	0.1%	$1,290	0.1%	$1,670	0.1%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. One loan, a $2.2 million home equity loan, that was modified during the year ended December 31, 2024 was not in compliance with the modified terms as of December 31, 2024 compared to none as of December 31, 2023.

4.    Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

Allowance for Credit Losses

The Company has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the loan portfolio. At a minimum, the adequacy of the allowance for credit losses is reviewed by Management on a quarterly basis. The allowance is increased by provisions charged to expense and is reduced by net charge-offs. For purposes of determining the allowance for credit losses, the Company has segmented the loans in its portfolio by loan type. Loans are segmented into the following pools: SBA, commercial, residential mortgages, consumer and residential construction loans. Certain portfolio segments are further broken down into classes based on the associated risks within those segments and the type of collateral underlying each loan. Commercial loans are divided into the following four classes: commercial mortgage, commercial real estate construction, commercial & industrial and SBA 504. Consumer loans are divided into two classes as follows: home equity and other.

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

●	For SBA 7(a), commercial and residential construction loans, the estimate of loss based on pools of loans with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The loan grading system incorporates reviews of the financial performance of the borrower, including cash flow, debt-service coverage ratio, earnings power, debt level and equity position, in conjunction with an assessment of the borrower’s industry and future prospects. It also incorporates analysis of the type of collateral and the relative loan to value ratio.
●	For residential mortgage and consumer loans, the estimate of loss is based on pools of loans with similar characteristics. Factors such as delinquency status and type of collateral are evaluated. Factors are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in loss mitigation or credit origination strategies, and adjustments to the reserve factors are made as needed.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the past two years:

	For the year ended December 31, 2024
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Charge-offs	(370)	(633)	(150)	(361)	(277)	(1,791)
Recoveries	47	204	—	67	—	318
Net charge-offs	(323)	(429)	(150)	(294)	(277)	(1,473)
Provision for (credit to) credit losses charged to expense	637	1,914	(125)	47	(66)	2,407
Balance, end of period	$1,535	$17,361	$6,254	$775	$863	$26,788

	For the year ended December 31, 2023
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$875	$15,254	$5,450	$990	$2,627	$25,196
Impact of adoption of ASU 2016-13 ("CECL")	163	171	376	101	36	847
Charge-offs	(213)	(752)	(93)	(578)	(1,000)	(2,636)
Recoveries	20	400	—	84	111	615
Net charge-offs	(193)	(352)	(93)	(494)	(889)	(2,021)
Provision for (credit to) credit losses charged to expense	376	803	796	425	(568)	1,832
Balance, end of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854

The following tables present loans and related allowance for credit losses, by portfolio segment, as of December 31st for the past two years:

	December 31, 2024
	SBA, Held				Residential
(In thousands)	for Investment	Commercial	Residential	Consumer	Construction	Total
Allowance for credit losses ending balance:
Individually evaluated for impairment	$755	$62	$52	$—	$102	$971
Collectively evaluated for impairment	780	17,299	6,202	775	761	25,817
Total	$1,535	$17,361	$6,254	$775	$863	$26,788
Loan ending balances:
Individually evaluated for impairment	$3,850	$2,974	$6,471	$—	$547	$13,842
Collectively evaluated for impairment	34,459	1,408,655	624,456	76,711	90,371	2,234,652
Total loans held for investment	$38,309	$1,411,629	$630,927	$76,711	$90,918	$2,248,494

	December 31, 2023
	SBA, Held				Residential
(In thousands)	for Investment	Commercial	Residential	Consumer	Construction	Total
Allowance for credit losses ending balance:
Individually evaluated for impairment	$348	$341	$306	$—	$—	$995
Collectively evaluated for impairment	873	15,535	6,223	1,022	1,206	24,859
Total	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Loan ending balances:
Individually evaluated for impairment	$3,444	$1,948	$11,272	$381	$2,141	$19,186
Collectively evaluated for impairment	37,458	1,275,512	620,234	72,295	129,136	2,134,635
Total loans held for investment	$40,902	$1,277,460	$631,506	$72,676	$131,277	$2,153,821

The Company allocated an additional reserve for loans with a substandard rating, not otherwise considered for specific reserves. The change in the allowance for credit losses for the year-ended December 31, 2024 was mainly due to loan growth, partially offset by charge-offs.

Reserve for Unfunded Loan Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in Other liabilities on the Consolidated Balance Sheet. At December 31, 2024 and 2023, a $0.6 million commitment reserve was reported.

Valuation Allowance: Debt Security Available for Sale

The Company maintains a valuation allowance on AFS debt securities. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in “Debt securities available for sale” on the Consolidated Balance Sheet. At December 31, 2024, a $2.8 million reserve was reported, compared to $1.3 million at December 31, 2023.

The Company maintains a valuation allowance on HTM debt securities at a level that Management believes is adequate to absorb estimated probable losses. At December 31, 2024 and December 31, 2023, no reserve was reported on the Consolidated Balance Sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies and have a long history of no credit losses.

5.    Premises and Equipment

The detail of premises and equipment as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2024	December 31, 2023
Land and buildings	$23,319	$24,582
Furniture, fixtures and equipment	3,429	13,322
Leasehold improvements	1,534	3,205
Gross premises and equipment	28,282	41,109
Less: Accumulated depreciation	(9,504)	(21,542)
Net premises and equipment	$18,778	$19,567

Amounts charged to noninterest expense for depreciation of premises and equipment amounted to $1.5 and $1.4 million in 2024 and 2023, respectively.

6.    Deposits

The following table details the maturity distribution of time deposits as of December 31st for the past two years:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2024:
Less than $250,000	$197,392	$186,828	$150,942	$41,260	$576,422
$250,000 or more	85,296	100,173	47,951	5,261	238,681
At December 31, 2023:
Less than $250,000	$157,742	$140,052	$104,619	$88,311	$490,724
$250,000 or more	21,649	63,783	36,830	13,078	135,340

The following table presents the expected maturities of time deposits over the next five years:

(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Balance maturing	$768,582	$33,387	$11,178	$1,306	$542	$108	$815,103

Time deposits with balances of $250 thousand or more totaled $238.7 million and $135.3 million at December 31, 2024 and 2023, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2024 and 2023 were $30.6 million and $33.0 million, respectively.

7.    Borrowed Funds, Subordinated Debentures and Derivatives

The following table presents the period-end and weighted average rate for borrowed funds and subordinated debentures as of the past two year end dates:

	2024		2023
(In thousands)	Amount	Rate	Amount	Rate
FHLB borrowings:
Non-overnight, fixed rate advances	$20,504	4.36%	$109,438	3.86%
Overnight advances	140,000	4.67	217,000	5.61
Puttable advances	60,000	3.70	30,000	3.91
Subordinated debentures:	$10,310	6.19%	$10,310	7.21%

The following table presents borrowed funds and subordinated debentures by maturity over the next five years:

(In thousands)	2025	2026		2027	2028	2029		Thereafter	Total
FHLB borrowings:
Non-overnight, fixed rate advances	$10,504	$		$—	$10,000	$		$—	$20,504
Overnight advances	140,000		—	—	—		—	—	140,000
Puttable advances	—		—	—	20,000		40,000	—	60,000
Subordinated debentures:	—		—	—	—		—	10,310	10,310
Total borrowings	$150,504		$—	$—	$30,000		$40,000	$10,310	$230,814

Subordinated Debentures

At December 31, 2024 and 2023, the Company was a party in the following subordinated debenture transactions:

●	On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is the three-month CME term SOFR plus 262 basis points and reprices quarterly. The floating interest rate was 6.189% at December 31, 2024 and 7.212% at December 31, 2023.
●	In connection with the formation of the statutory business trust, the trust also issued $465 thousand of common equity securities to the Company, which together with the proceeds stated above were used to purchase the subordinated debentures, under the same terms and conditions. At December 31, 2024 and 2023, $310 thousand of the common equity securities remained.

The capital securities in the above transaction have preference over the common securities with respect to liquidation and other distributions and qualify as Tier 1 capital. Under the terms of the Dodd-Frank Wall Street Reform and Consumer Protection Act, these securities will continue to qualify as Tier 1 capital as the Company has less than $15 billion in assets. In accordance with FASB ASC Topic 810, “Consolidation,” the Company does not consolidate the accounts and related activity of Unity (NJ) Statutory Trust II because it is not the primary beneficiary. The additional capital from this transaction was used to bolster the Company’s capital ratios and for general corporate purposes, including among other things, capital contributions to the Bank.

The Company has the ability to defer interest payments on the subordinated debentures for up to 5 years without being in default. Due to the redemption provisions of these securities, the expected maturity could differ from the contractual maturity.

Derivative Financial Instruments and Hedging Activities

Derivative Financial Instruments

The Company has derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instrument, is reflected on the Company’s Consolidated Balance Sheet as Prepaid expenses and other assets or Accrued expenses and other liabilities.

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

At December 31, 2024, and 2023 the Company had no cash collateral pledged for these derivatives. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at December 31, 2024 and 2023, respectively is as follows:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Notional amount	$20,000	$20,000
Fair value	$139	$918
Weighted average pay rate	0.83%	0.83%
Weighted average receive rate	5.12%	5.27%
Weighted average maturity in years	0.19	1.57
Number of contracts	1	1

In the third quarter of 2024, to hedge floating rate liability exposure, the Company entered into a forward starting pay-fix, receive-float interest rate swap which will commence in the first quarter of 2025, maturing in the first quarter of 2028. The interest rate swap, which qualifies for hedge accounting, is tied to the Secured Overnight Financing Rate (SOFR) for a notional amount of $20.0 million. The effective fixed rate interest rate obligation to the Company is 2.89%. As of December 31, 2024, the fair value of the swap was $0.6 million.

During the twelve months ended December 31, 2024 the Company received variable rate SOFR payments from and paid fixed rates in accordance with its interest rate swap agreements. The unrealized gains relating to interest rate swaps are recorded as a derivative asset and are included in Prepaid expenses and other assets in the Company’s Consolidated Balance Sheet. The unrealized losses are recorded as a derivative liability and are included in Accrued expenses and other liabilities. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents the net losses recorded in other comprehensive income and the Consolidated Financial Statements relating to the cash flow derivative instruments at December 31, 2024 and 2023, respectively:

	For the years ended December 31,
(In thousands)	2024	2023
Loss recognized in OCI
Gross of tax	$(172)	$(619)
Net of tax	(125)	(450)
Loss reclassified from AOCI into net income
Gross of tax	(925)	(899)
Net of tax	(671)	(635)

8.  Leases and Commitments

Leases

Operating leases in which the Company is the lessee and the term is greater than 12 months, are recorded as right of use ("ROU") assets and lease liabilities, and are included in Prepaid expenses and other assets and Accrued expenses and other liabilities, respectively, on the Company’s Consolidated Balance Sheets. The Company does not currently have any finance leases in which it is the lessee.

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate. The borrowing rate for each lease is unique based on the lease term. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in Occupancy expense in the Consolidated Statements of Income.

The Company’s leases relate primarily to the Company’s bank branches and office space with remaining lease terms of generally 1 to 10 years. Certain lease arrangements contain extension options which typically range from 1 to 5 years at the then fair market rental rates. Extension options which are reasonably certain to be exercised are included in the calculation of the ROU asset and lease liability.

Certain real estate leases have lease payments that adjust based on annual changes in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

Operating lease ROU assets totaled $4.6 million at December 31, 2024, compared to $5.2 million at December 31, 2023.

As of December 31, 2024, operating lease liabilities totaled $4.8 million, compared to $5.3 million at December 31,

2023.

The table below summarizes the Company’s net lease cost:

	For the years ended December 31,
(In thousands)	2024	2023
Operating lease cost	$732	$777
Net lease cost	$732	$777

The table below summarizes the cash and non-cash activities associated with the Company’s leases:

	For the years ended December 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$711	$742

As of December 31, 2024 and December 31, 2023, the Company had no lease terminations.

The table below summarizes other information related to the Company’s operating leases:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term in years	9.47	10.20
Weighted average discount rate	2.94%	3.04%

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	December 31, 2024
2025	$703
2026	716
2027	672
2028	436
2029	428
2030 and thereafter	2,399
Total lease payments	$5,354
Less: Interest	(580)
Present value of lease liabilities	$4,774

As of December 31, 2024 the Company had not entered into any material leases that have not yet commenced.

Commitments to Borrowers

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon the request of the borrower. The Company was committed to advance approximately $322.3 million to its borrowers as of December 31, 2024, compared to $312.5 million at December 31, 2023. At December 31, 2024, $167.1 million of these commitments expire within one year, compared to $149.3 million a year earlier. At December 31, 2024, the Company had $5.5 million in standby letters of credit, compared to $5.7 million at December 31, 2023. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments.

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

9.  Accumulated Other Comprehensive (Loss) Income

The following tables shows the changes in other comprehensive (loss), net of tax income for the past two years:

	For the year ended December 31, 2024
	Net unrealized	Net unrealized	Accumulated
	(losses) gains on	gains (losses) from	other
	securities	cash flow hedges	comprehensive
(In thousands)	net of tax	net of tax	(loss) income
Balance, beginning of period	$(3,408)	$671	$(2,737)
Other comprehensive income (loss) before reclassifications	755	(796)	(41)
Less amounts reclassified from accumulated other comprehensive loss	—	(671)	(671)
Period change	755	(125)	630
Balance, end of period	$(2,653)	$546	$(2,107)

	For the year ended December 31, 2023
	Net unrealized	Net unrealized	Accumulated
	(losses) gains on	gains (losses) from	other
	securities	cash flow hedges	comprehensive
(In thousands)	net of tax	net of tax	(loss) income
Balance, beginning of period	$(4,381)	$1,121	$(3,260)
Other comprehensive income (loss) before reclassifications	870	(1,085)	(215)
Less amounts reclassified from accumulated other comprehensive loss	(103)	(635)	(738)
Period change	973	(450)	523
Balance, end of period	$(3,408)	$671	$(2,737)

10.  Shareholders’ Equity

Repurchase Plan

On August 1, 2024 the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. A total of 229 thousand shares were repurchased at an average price of $27.05 during 2024, all of which were repurchased under the prior repurchase plan, leaving 685 thousand shares available for repurchase as of December 31, 2024. A total of 656 thousand shares were repurchased at an average price of $23.69 during 2023, leaving 414 thousand shares available for repurchase as of December 31, 2023. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

11.  Income Taxes

The components of the provision for income taxes for the past two years are as follows:

	For the years ended December 31,
(In thousands)	2024	2023
Federal - current provision	$12,236	$10,625
Federal - deferred benefit	(1,401)	(285)
Total federal provision	10,835	10,340
State - current provision	2,451	2,750
State - deferred (benefit) provision	(346)	198
Total state provision	2,105	2,948
Total provision for income taxes	$12,940	$13,288

Reconciliation between the reported income tax provision and the amount computed by multiplying income before taxes by the statutory Federal income tax rate for the past two years is as follows:

	For the years ended December 31,
(In thousands, except percentages)	2024	2023
Federal income tax provision at statutory rate of 21%	$11,422	$11,129
(Decreases) increases resulting from:
Stock option and restricted stock	(536)	(52)
Bank owned life insurance	(114)	(179)
Tax-exempt income	(15)	(3)
Meals and entertainment	48	64
Captive insurance premium	—	(244)
Non-deductible compensation	250	—
State income taxes, net of federal benefit	1,663	2,329
Other	222	244
Provision for income taxes	$12,940	$13,288
Effective tax rate	23.8%	25.1%

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The components of the net deferred tax asset at December 31, 2024 and 2023 are as follows:

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$7,168	$6,940
SERP	1,788	1,669
Stock-based compensation	1,010	1,070
Deferred compensation	1,750	1,329
Depreciation	701	674
Deferred loan fees and costs, net	227	—
Net unrealized securities losses	1,755	1,759
Commitment reserve	171	172
Net other deferred tax assets	820	698
Gross deferred tax assets	15,390	14,311
Deferred tax liabilities:
Goodwill	413	418
Deferred servicing fees	40	74
REIT deferral	596	929
Bond accretion	32	49
Deferred loan fees and costs, net	—	35
Interest rate swaps	203	253
Gross deferred tax liabilities	1,284	1,758
Net deferred tax asset	$14,106	$12,553

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

Included as a component of deferred tax assets is an income tax expense (benefit) related to unrealized gains (losses) on AFS debt securities and interest rate swaps. The after-tax component of each of these is included in other comprehensive income (loss) in shareholders’ equity. The after-tax component related to AFS debt securities was an unrealized loss of $2.7 million in 2024, compared to unrealized loss of $3.4 million in 2023. The after tax component related to the interest rate swaps was an unrealized gain of $0.5 million for 2024, compared to an unrealized gain of $0.7 million for 2023.

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2024 or 2023. The Company does not have an accrual for uncertain tax positions as of December 31, 2024 or 2023, as deductions taken or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2021 and thereafter are subject to future examination by tax authorities.

12.  Net Income per Share

The following is a reconciliation of the calculation of basic and diluted net income per share for the past two years:

	For the years ended December 31,
(In thousands, except per share amounts)	2024	2023
Net income	$41,450	$39,707
Weighted average common shares outstanding - Basic	10,031	10,207
Plus: Potential dilutive common stock equivalents	171	131
Weighted average common shares outstanding - Diluted	10,202	10,338
Net income per common share - Basic	$4.13	$3.89
Net income per common share - Diluted	4.06	3.84
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—

13.  Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

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

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at December 31, 2024 and at December 31, 2023, as if the Company were subject to consolidated capital requirements. As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that Management believes have changed the Bank’s category. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. Due to a Federal Reserve policy applicable to bank holding companies with less than $3 billion in consolidated assets, the Company is not subject to consolidated capital requirements:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2024
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$332,700	15.62%	$170,364	8.00%	$212,955	10.00%
Bank	324,763	15.37	169,013	8.00	211,266	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	296,071	13.90	95,830	4.50	138,421	6.50
Bank	298,342	14.12	95,070	4.50	137,323	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	306,071	14.37	127,773	6.00	170,364	8.00
Bank	298,342	14.12	126,760	6.00	169,013	8.00
Tier 1 capital (to average total assets)
Company Consolidated	306,071	12.22	100,150	4.00	125,187	5.00
Bank	298,342	11.95	99,844	4.00	124,806	5.00

As of December 31, 2023 (1)
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$298,293	14.43%	$165,370	8.00%	$206,712	10.00%
Bank	287,206	14.02	163,911	8.00	204,889	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	262,454	12.70	93,020	4.50	134,363	6.50
Bank	261,584	12.76	92,200	4.50	133,178	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	272,454	13.18	124,027	6.00	165,370	8.00
Bank	261,584	12.76	122,934	6.00	163,911	8.00
Tier 1 capital (to average total assets)
Company Consolidated	272,454	11.14	97,800	4.00	122,250	5.00
Bank	261,584	10.74	97,355	4.00	121,693	5.00

*Prompt Corrective Action requirements only apply to the Bank

(1)	The Bank elected to cease being subject to the CBLR effective December 31, 2023 and to report its capital ratios using standard regulatory measures.

14.  Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for 2024 and 2023 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2022	559,499	$18.09	5.9	$5,168,740
Options granted	—	—
Options exercised	(87,701)	19.03
Options forfeited	(666)	18.64
Options expired	—	—
Outstanding at December 31, 2023	471,132	$17.92	4.9	$5,500,080
Options granted	—	—
Options exercised	(130,733)	14.81
Options forfeited	—	—
Options expired	—	—
Outstanding at December 31, 2024	340,399	$19.11	4.4	$8,340,435
Exercisable at December 31, 2024	340,399	$19.11	4.4	$8,340,435

On May 5, 2023, the Company adopted the 2023 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan, along with the 2019 Equity Compensation Plan adopted on April 25, 2019, replaced all previously approved and established equity plans then currently in effect. As of December 31, 2024, 281,500 options and 345,850 shares of restricted stock have been awarded from the plans. In addition, 16,162 unvested options and 24,537 unvested shares of restricted stock were cancelled and returned to the plans, leaving 402,574 shares available for future grants.

There were no options granted during 2024 and 2023.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during 2024 and 2023:

	For the years ended December 31,
	2024	2023
Number of options exercised	130,733	87,701
Total intrinsic value of options exercised	$2,639,413	$607,936
Cash received from options exercised	1,936,351	1,669,237
Tax deduction realized from options	741,939	182,898

The following table summarizes information about stock options outstanding at December 31, 2024:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
Range of	Options	remaining contractual	average	Options	average
exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$8.94-12.34	23,000	1.1	$10.00	23,000	$10.00
12.35-15.75	7,333	2.0	15.70	7,333	15.70
15.76-19.16	118,666	4.9	17.71	118,666	17.71
19.17-22.57	191,400	4.6	21.20	191,400	21.20
Total	340,399	4.4	$19.11	340,399	$19.11

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the years ended December 31, 2024 and 2023 are detailed in the following table:

	For the years ended December 31,
	2024	2023
Compensation expense	$33	$312
Income tax benefit	9	90

As of December 31, 2024, there was no unrecognized compensation costs related to nonvested share-based stock option compensation arrangements granted under the Company’s plans as all options were fully vested.

Restricted Stock Awards

Restricted stock is issued under the Company’s active Equity Compensation plans to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the year ended December 31, 2024:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2023	164,634	24.46
Granted	77,950	28.84
Cancelled	(9,287)	27.02
Vested	(58,049)	23.87
Nonvested restricted stock at December 31, 2024	175,248	26.47

Restricted stock awards granted during the years ended December 31, 2024 and 2023 were as follows:

	For the years ended December 31,
	2024	2023
Number of shares granted	77,950	58,500
Average grant date fair value	$28.84	$22.93

Compensation expense related to the restricted stock for the years ended December 31, 2024 and 2023, is detailed in the following table:

	For the years ended December 31,
	2024	2023
Compensation expense	$1,790	$1,439
Income tax benefit	501	416

As of December 31, 2024, there was approximately $3.3 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. Under the 401(k) plan, an employee can contribute up to 75 percent of their salary on a tax deferred basis. The Bank may also make discretionary contributions to the 401(k) plan. The Bank contributed $0.9 million and $0.8 million to the Plan in 2024 and 2023, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan for Directors and eligible Management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of Management has the option to elect to defer up to 100 percent of their cash based compensation. Director and Management deferred compensation totaled $1.0 million in 2024 and $1.0 million in 2023, and the interest paid on deferred balances totaled $0.5 million in 2024 and $0.4 million in 2023. The deferred balances distributed totaled $14 thousand in 2024 and $724 thousand in 2023. The total deferred balances included in the Company’s Consolidated Balance Sheet were $6.4 million and $4.8 million as of December 31, 2024 and 2023, respectively.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and unfunded, non-qualified deferred retirement plans for certain other key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. The retirement benefit under the SERP is an amount equal to sixty percent (60%) of the average of the President and CEO’s base salary for the thirty-six (36) months immediately preceding the executive’s separation from service after age 66, adjusted annually thereafter by a percentage equal to the Consumer Price Index as reported by the U.S. Bureau of Labor Statistics for All Urban Consumers (CPI-U). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $8.8 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

The President and CEO commenced vesting in this retirement benefit on January 1, 2014, and fully vested on January 1, 2024.

No contributions or payments have been made for the year 2024 or 2023. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the years ended December 31, 2024 and 2023:

	For the years ended December 31,
(In thousands)	2024	2023
Service cost	$797	$224
Interest cost	241	203
Net periodic benefit cost	$1,038	$427

For the years ended December 31, 2024 and 2023, service cost and interest cost were included in Compensation and benefits expense on the Consolidated Statements of Income.

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the years ended December 31, 2024 and 2023:

	For the years ended December 31,
(In thousands)	2024	2023
Benefit obligation, beginning of year	$5,284	$4,857
Service cost	797	224
Interest cost	241	203
Benefit obligation, end of period	$6,322	$5,284

On October 22, 2015, the Company entered into an Executive Incentive Retirement Plan (the “EIRP”) with key executive officers other than the President and CEO. The EIRP has an effective date of January 1, 2015.

The EIRP is an unfunded, nonqualified deferred compensation plan. For any EIRP Year, a guaranteed annual Deferral Award, equal to seven and one half percent (7.5%) of the participant’s annual base salary, may be credited to each Participant’s Deferred Benefit Account. A discretionary annual Deferral Award, equal to seven and one half percent (7.5%) of the participant’s annual base salary, may be credited to the Participant’s account in addition to the guaranteed Deferral Award, if the Bank exceeds the benchmarks set forth in the Annual Executive Bonus Matrix. The total Deferral Award shall never exceed fifteen percent (15%) of the participant’s base salary for any given Plan Year. Each Participant shall be one hundred percent (100%) vested in all Deferral Awards as of the date they are awarded.

As of December 31, 2024, the Company had total expenses related to the EIRP of $124 thousand, compared to $132 thousand in 2023. The EIRP is reflected on the Company’s Consolidated Balance Sheet as Accrued expenses and other assets.

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

Level 1 Inputs

●	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Generally, this includes debt and equity securities and derivative contracts that are traded in an active exchange market (i.e. New York Stock Exchange).

Level 2 Inputs

●	Quoted prices for similar assets or liabilities in active markets.
●	Quoted prices for identical or similar assets or liabilities in inactive markets.
●	Inputs other than quoted prices that are observable, either directly or indirectly, for the term of the asset or liability (i.e., interest rates, yield curves, credit risks, prepayment speeds or volatilities) or “market corroborated inputs.”
●	Generally, this includes U.S. Government sponsored mortgage-backed securities, asset backed securities, corporate debt securities and derivative contracts.

Level 3 Inputs

●	Prices or valuation techniques that require inputs that are both unobservable (i.e. supported by little or no market activity) and that are significant to the fair value of the assets or liabilities.
●	These assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

The fair value of available for sale ("AFS") debt securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1). If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

As of December 31, 2024, the fair value of the Company’s AFS debt securities portfolio was $93.9 million. The portfolio contains residential mortgage-backed securities, most of which, are guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). The underlying loans for these securities are residential mortgages that are geographically dispersed throughout the United States.

Most of the Company’s AFS debt securities were classified as Level 2 assets at December 31, 2024. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are certain corporate bonds which are classified as Level 3 assets at December 31, 2024. The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.

The following table presents a reconciliation of the Level 3 AFS debt securities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

	Corporate and Other Securities
(In thousands)	2024	2023
Balance of Recurring Level 3 assets at January 1	$7,979	$4,675
Activity
Unrealized holding gains (losses) included in other comprehensive income	263	(413)
Principal Payments	(213)	—
Transfers into Level 3	—	3,717
Unrealized holding losses included in net income	(1,541)	—
Balance of recurring Level 3 assets at December 31	$6,488	$7,979

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

As of December 31, 2024, the fair value of the Company’s equity securities portfolio was $9.9 million.

All of the Company’s equity securities were classified as Level 1 assets at December 31, 2024 and 2023. The valuation of securities using Level 1 inputs was primarily determined by active markets with readily determinable fair value using quoted market prices.

There were no changes in the inputs or methodologies used to determine fair value during the period ended December 31, 2024, as compared to the period ended December 31, 2023.

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

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31st for the past two years:

	Fair Value Measurements at December 31, 2024 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,759	$—	$14,759	$—
State and political subdivisions	333	—	333	—
Residential mortgage-backed securities	12,286	—	12,286	—
Asset backed securities	39,392	—	39,392	—
Corporate and other securities	27,114	—	20,626	6,488
Total debt securities available for sale	$93,884	$—	$87,396	$6,488

Equity securities with readily determinable fair values	$9,850	$9,850	$—	$—
Total equity securities	$9,850	$9,850	$—	$—

Interest rate swap agreements	$742	$—	$742	$—
Total swap agreements	$742	$—	$742	$—

	Fair value Measurements at December 31, 2023 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$16,033	$—	$16,033	$—
State and political subdivisions	360	—	360	—
Residential mortgage-backed securities	14,077	—	14,077	—
Asset backed securities	35,403	—	35,403	—
Corporate and other securities	25,892	—	17,913	7,979
Total debt securities available for sale	$91,765	$—	$83,786	$7,979

Equity securities with readily determinable fair values	$7,802	$7,802	$—	$—
Total equity securities	$7,802	$7,802	$—	$—

Interest rate swap agreements	$918	$—	$918	$—
Total swap agreements	$918	$—	$918	$—

There were no liabilities measured on a recurring basis as of December 31, 2024 and 2023.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at December 31, 2024 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,520	$—	$—	$6,520

Fair Value Measurements at December 31, 2023 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$4,755	$—	$—	$4,755

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

The valuation allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. The valuation allowance for individually evaluated loans was $1.0 million at December 31, 2023 and December 31, 2024.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of December 31, 2024 and December 31, 2023 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments (not presented previously) presented as of December 31st for the past two years:

	December 31, 2024
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$41,294	$—	$33,814	$—
SBA loans held for sale	12,163	—	12,896	—
Loans, net of allowance for credit losses	2,221,707	—	2,152,080	6,520
Financial liabilities:
Deposits	2,100,313	—	2,095,365	—
Borrowed funds and subordinated debentures	230,814	—	230,576	—

	December 31, 2023
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,122	$—	$29,656	$—
SBA loans held for sale	18,242	—	19,175	—
Loans, net of allowance for credit losses	2,127,967	—	2,027,084	4,755
Financial liabilities:
Deposits	1,924,140	—	1,915,022	—
Borrowed funds and subordinated debentures	366,748	—	365,879	—

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

16.  Condensed Financial Statements of Unity Bancorp, Inc.
(Parent Company Only)

Balance Sheets

	December 31,	December 31,
(In thousands)	2024	2023
ASSETS
Cash and cash equivalents	$350	$1,410
Debit securities, available for sale	—	1,478
Equity securities	3,732	3,559
Investment in subsidiaries	297,853	260,879
Premises and equipment, net	3,506	3,480
Other assets	482	1,303
Total assets	$305,923	$272,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	30	369
Subordinated debentures	10,310	10,310
Shareholders’ equity	295,583	261,430
Total liabilities and shareholders’ equity	$305,923	$272,109

Statements of Income

	For the year ended December 31,
(In thousands)	2024	2023
Dividend from Bank	$6,196	$15,188
Dividend from Nonbank subsidiary	—	1,235
Gain on sales of securities	54	345
Market value appreciation on equity securities	575	—
Other income	793	760
Total income	7,618	17,528
Interest expenses	718	695
Market value depreciation on equity securities	—	444
Other expenses	170	265
Total expenses	888	1,404
Income before provision for income taxes and equity in undistributed net income of subsidiary	6,730	16,124
Income tax expense (benefit)	121	(114)
Income before equity in undistributed net income of subsidiary	6,609	16,238
Equity in undistributed net income of subsidiaries	34,841	23,469
Net income	$41,450	$39,707

Statements of Cash Flows

	For the year ended December 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$41,450	$39,707
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(34,841)	(23,469)
Gain on sales of securities	(54)	(345)
Net accretion of purchase premiums and discounts on securities	(17)	—
Net change in other assets and other liabilities	280	349
Net cash provided by operating activities	6,818	16,242
INVESTING ACTIVITIES
Purchases of equity securities	(247)	(126)
Proceeds from business divestitures	—	2,034
Maturities and principal payments on securities available for sale	1,495	—
Purchases of premises and equipment	(160)	—
Proceeds from sales of securities	785	2,166
Net cash (used in) provided by investing activities	1,873	4,074
FINANCING ACTIVITIES
Proceeds from exercise of stock based compensation, net of taxes	1,480	1,284
Repayment of advances from subsidiaries	—	(2,002)
Purchase of treasury stock	(6,210)	(15,692)
Cash dividends paid on common stock	(5,021)	(4,721)
Net cash used in financing activities	(9,751)	(21,131)
Decrease in cash and cash equivalents	(1,060)	(815)
Cash and cash equivalents, beginning of period	1,410	2,225
Cash and cash equivalents, end of period	$350	$1,410
SUPPLEMENTAL DISCLOSURES
Interest paid	$722	$786

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Unity Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unity Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 7, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Collectively Evaluated Loans

As described in Notes 1, 3 and 4 to the financial statements, the Company has recorded an allowance for credit losses (ACL) in the amount of $26.8 million as of December 31, 2024, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined these amounts, and corresponding provision for credit loss expense, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

The Company’s methodology to determine its allowance for credit losses incorporates quantitative and qualitative assessments of its historical losses, current loan portfolio and economic conditions, the application of forecasted economic conditions, and related modeling. We determined that performing procedures relating to the qualitative and forecasted components of the Company’s methodology are a critical audit matter.

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

March 7, 2025

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Unity Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Unity Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 7, 2025 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 7, 2025

Supplementary Data (Unaudited)

Quarterly Financial Information

The following quarterly financial information for the years ended December 31, 2024 and 2023 is unaudited. However, in the opinion of Management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

	2024
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total interest income	$40,264	$39,550	$37,987	$37,937
Total interest expense	13,774	14,694	14,563	14,096
Net interest income	26,490	24,856	23,424	23,841
Provision for credit losses	1,300	1,080	926	643
Net interest income after provision for credit losses	25,190	23,776	22,498	23,198
Total noninterest income	1,916	2,803	2,032	1,718
Total noninterest expense	12,617	12,012	11,980	12,132
Income before provision for income taxes	14,489	14,567	12,550	12,784
Provision for income taxes	2,984	3,662	3,096	3,198
Net income	$11,505	$10,905	$9,454	$9,586
Net income per common share - Basic	$1.15	$1.09	$0.94	$0.95
Net income per common share - Diluted	1.13	1.07	0.92	0.94

	2023
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total interest income	$37,758	$36,990	$35,392	$33,354
Total interest expense	13,727	13,457	11,870	9,443
Net interest income	24,031	23,533	23,522	23,911
Provision for credit losses	1,811	556	693	108
Net interest income after provision for credit losses	22,220	22,977	22,829	23,803
Total noninterest income	2,568	2,043	2,115	1,416
Total noninterest expense	11,740	11,973	11,835	11,428
Income before provision for income taxes	13,048	13,047	13,109	13,791
Provision for income taxes	3,278	3,097	3,409	3,504
Net income	$9,770	$9,950	$9,700	$10,287
Net income per common share - Basic	$0.97	$0.98	$0.96	$0.98
Net income per common share - Diluted	0.96	0.97	0.95	0.96

Supplementary Data (Unaudited)

	At or for the years ended December 31,
(In thousands, except percentages and per share data)	2024	2023
Selected Results of Operations
Interest income	$155,738	$143,494
Interest expense	57,127	48,497
Net interest income	98,611	94,997
Provision for credit losses	3,949	3,168
Noninterest income	8,469	8,142
Noninterest expense	48,741	46,976
Provision for income taxes	12,940	13,288
Net income	41,450	39,707
Per Share Data
Net income per common share - Basic	$4.13	$3.89
Net income per common share - Diluted	4.06	3.84
Book value per common share	29.48	25.98
Market value per common share	43.61	29.59
Cash dividends declared on common shares	0.52	0.48
Selected Balance Sheet Data
Assets	$2,654,017	$2,578,507
Loans	2,260,657	2,172,063
Allowance for credit losses	(26,788)	(25,854)
Securities	145,028	135,689
Deposits	2,100,313	1,924,140
Borrowed funds and subordinated debentures	230,814	366,748
Shareholders’ equity	295,583	261,430
Common shares outstanding	10,026	10,063
Performance Ratios
Return on average assets	1.68%	1.63%
Return on average equity	14.99	16.05
Efficiency ratio (1)	45.77	45.55
Net interest spread	3.29	3.32
Net interest margin	4.16	4.06
Asset Quality Ratios
Allowance for credit losses to loans	1.18%	1.19%
Allowance for credit losses to nonaccrual loans	204.77	134.75
Nonaccrual loans to total loans	0.58	0.88
Nonaccrual assets to total assets	0.57	0.74
Net charge-offs to average loans	0.07	0.09
Capital Ratios - Company
Leverage Ratio	12.22	11.14
Common Equity Tier 1 risk-based capital ratio	13.90	12.70
Tier 1 risk-based capital ratio	14.37	13.18
Total risk-based capital ratio	15.62	14.43
Capital Ratios - Bank
Leverage Ratio	11.95	10.75
Common Equity Tier 1 risk-based capital ratio	14.12	12.77
Tier 1 risk-based capital ratio	14.12	12.77
Total risk-based capital ratio	15.37	14.02

(1)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income, excluding net gains and losses on securities.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures:

(a)	Evaluation of disclosure controls and procedures:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, Management has concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Wolf & Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

(c)	Changes in internal controls:

There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information:

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and "Governance of the Company," in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 24, 2025.

The following table sets forth certain information as of December 31, 2024, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
George Boyan, 43, Chief Financial Officer and Executive Vice President of the Company and Bank	2021

Previously, Mr. Boyan had served as First Senior Vice President, Treasurer & Controller with Bank Leumi USA since January 2014. He also served as President of Leumi Investment Services, since October 2018.

Vincent Geraci, 58, Director of Mortgage Lending and First Senior Vice President of the Company and Bank	2010	Mr. Geraci joined the bank in 2010 as the Director of Mortgage Lending.
James Donovan, 61, Chief Lending Officer and First Senior Vice President of the Company and Bank	2022

Previously, Mr. Donovan had served as Group Vice President, Pennsylvania Market Manager Business Banking for M&T Bank since 2005. He also served as Senior Vice President, Head of Commercial & Industrial Banking for Bryn Mawr Trust since April 2019.

James Davies, 33, Controller and Senior Vice President of the Company and Bank	2022

Previously, Mr. Davies worked at Bank Leumi USA and its successor Valley Bank in various capacities since April 2016, including Co-Controller. He also served as the Chief Financial Officer of Leumi Investment Services since December 2020.

Daniel Sharabba, 36, Chief Retail Officer and Senior Vice President of the Company and Bank	2023

Previously, Mr. Sharabba served as Vice President, Regional Manager with Citizens Bank since March 2021. He also served as Vice President, Private Client Branch Manager for JP Morgan Chase from June 2016 to March 2021.

Minsu Kim, 32, Chief Credit Officer and Senior Vice President of the Company and the Bank	2023	Previously, Mr. Kim served as Vice President, Commercial Loan Officer at Unity Bank from 2018 to 2022.
David Bove, 39, Chief Information Officer and Senior Vice President of the Company and Bank	2015	Previously, Mr. Bove served as Senior Vice President, Chief Technology Officer at Unity Bank from 2015 to 2024.

Item 11. Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C) (1)
Equity compensation plans approved by security holders (stock options)	340,399	$19.11	402,574
Equity compensation plans approved by security holders (restricted stock)	175,248	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	515,647	$19.11	402,574

(1)	Represents securities available for issuance under the Company’s active Equity Compensation Plans to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock.

Item 13. Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2025.

Item 14. Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

a)	DOCUMENTS:
1.	The following Consolidated Financial Statements and Supplementary Data of the Company and subsidiaries are filed as part of this annual report:
●	Consolidated Balance Sheets as of December 31, 2024 and 2023
●	Consolidated Statements of Income for the years ended December 31, 2024 and 2023
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023

●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023
●	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

b)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (2)
4(i)	Form of Stock Certificate (2)
4(vi)	Description of the Registrant’s Securities
10(i)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (7), as amended by Amendment Agreement dates February, 6 2020 (12)
10(vi)	2015 Stock Option Plan (6)
10(vii)	Supplemental Executive Retirement Plan dated January 1, 2014 with James A. Hughes (17), as amended Supplemental Executive Retirement Plan dated October 25, 2018 with James A. Hughes (10)
10(viii)	Executive Incentive Retirement Plan dated October 22, 2015 (8)
10(ix)	2017 Stock Option Plan (9)
10(x)	2019 Equity Compensation Plan (11)
10(xi)	Form of Indemnification Agreement entered into on January 23, 2020 by and among the Registrant, Unity Bank and each of their respective Directors (13)
10(xii)	Joinder Agreement with Executive Vice President and Chief Financial Officer George Boyan dated February 24, 2022 (14), as amended by Amendment Agreement dated November 10, 2022 (15)
10(xiii)	Change in Control Agreement for FSVP, Chief Lending Officer James Donovan (16)
10(xiv)	Change in Control Agreement for SVP, Controller James Davies
10(xvi)	2023 Equity Compensation Plan (18)
10(xvii)	Deferred Compensation Plan for James A. Hughes, George Boyan, James Davies, Minsu Kim and Daniel Sharabba
10(xviii)	Change in Control Agreement for FSVP, Director of Mortgage Lending Vincent Geraci
10(xix)	Change in Control Agreement for SVP, Chief Credit Officer Minsu Kim
10(xx)	Change in Control Agreement for SVP, Chief Technology Officer David Bove
10(xxi)	Separation Agreement with Donald E. Souders, Jr.
19	Insider Trading Policy
21	Subsidiaries of the Registrant
23.1	Consent of Wolf & Company, PC
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
97	Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 30, 2018 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on June 4, 2019 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on February 6, 2020 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on January 28, 2020 and incorporated by reference herein.
(14)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2022.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on November 10, 2022 and incorporated herein.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on August 7, 2024 and incorporated herein.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated herein.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 3, 2023 and incorporated herein.

c)	Not applicable

Item 16. Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer

Date:	March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 7, 2025
David D. Dallas

/s/ James A. Hughes	President, Chief Executive Officer and Director	March 7, 2025
James A. Hughes

/s/ George Boyan	Executive Vice President and Chief Financial Officer	March 7, 2025
George Boyan

/s/ Aaron Tucker	Vice Chairman of the Board and Director	March 7, 2025
Aaron Tucker

/s/ Dr. Mark S. Brody	Director	March 7, 2025
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 7, 2025
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 7, 2025
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 7, 2025
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 7, 2025
Peter E. Maricondo

/s/ Raj Patel	Director	March 7, 2025
Raj Patel