Form 10-Q
period 2025-03-31
UNITY BANCORP INC /NJ/
filed 2025-05-07
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2025 common stock, no par value: 10,031,119 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$26,378	$20,206
Interest-bearing deposits	185,215	160,232
Cash and cash equivalents	211,593	180,438
Securities:
Debt securities available for sale ("AFS"), at fair value, net of valuation allowance	90,438	93,884
Debt securities held to maturity ("HTM"), at amortized cost	40,947	41,294
Equity securities, at fair value, net of restricted shares' valuation allowance	10,707	9,850
Total securities	142,092	145,028
Loans:
Loans held for sale	14,000	12,163
SBA loans held for investment	36,686	36,859
SBA PPP loans	1,307	1,450
Commercial loans	1,486,854	1,411,629
Residential mortgage loans	654,250	630,927
Consumer loans	78,620	76,711
Residential construction loans	73,413	90,918
Total loans	2,345,130	2,260,657
Allowance for credit losses	(27,651)	(26,788)
Net loans	2,317,479	2,233,869
Premises and equipment, net	18,715	18,778
Bank owned life insurance ("BOLI")	25,925	25,773
Deferred tax assets, net	14,627	14,106
Federal Home Loan Bank ("FHLB") stock	13,583	12,507
Accrued interest receivable	12,998	12,691
Goodwill	1,516	1,516
Prepaid expenses and other assets	9,415	9,311
Total assets	$2,767,943	$2,654,017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$454,425	$440,803
Interest-bearing demand	351,485	321,780
Savings	491,449	491,175
Brokered deposits	202,323	217,931
Time deposits	675,716	628,624
Total deposits	2,175,398	2,100,313
Borrowed funds	243,292	220,504
Subordinated debentures	10,310	10,310
Accrued interest payable	2,147	1,702
Accrued expenses and other liabilities	30,654	25,605
Total liabilities	2,461,801	2,358,434
Shareholders’ equity:
Common stock	104,033	103,936
Retained earnings	237,518	227,331
Treasury stock	(33,577)	(33,577)
Accumulated other comprehensive loss	(1,832)	(2,107)
Total shareholders’ equity	306,142	295,583
Total liabilities and shareholders’ equity	$2,767,943	$2,654,017

Common shares at period end
Shares issued	11,666	11,616
Shares outstanding	10,076	10,026
Treasury shares	1,590	1,590

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2025	2024
INTEREST INCOME
Interest-bearing deposits	$332	$420
FHLB stock	182	280
Securities:
Taxable	1,786	1,849
Tax-exempt	18	18
Total securities	1,804	1,867
Loans:
SBA loans	929	1,333
SBA PPP loans	5	8
Commercial loans	24,260	20,830
Residential mortgage loans	9,947	9,219
Consumer loans	1,346	1,402
Residential construction loans	1,996	2,578
Total loans	38,483	35,370
Total interest income	40,801	37,937
INTEREST EXPENSE
Interest-bearing demand deposits	1,622	1,710
Savings deposits	2,593	3,144
Brokered deposits	1,787	2,295
Time deposits	6,415	4,699
Borrowed funds and subordinated debentures	1,133	2,248
Total interest expense	13,550	14,096
Net interest income	27,251	23,841
Provision for credit losses, loans	1,358	641
(Release) Provision for credit losses, off-balance sheet	(41)	2
Provision for credit losses, AFS debt securities	—	—
Net interest income after provision for credit losses	25,934	23,198
NONINTEREST INCOME
Branch fee income	447	243
Service and loan fee income	864	457
Gain on sale of SBA loans held for sale, net	139	238
Gain on sale of mortgage loans, net	168	320
BOLI income	151	65
Net security (losses) gains	(49)	54
Other income	381	341
Total noninterest income	2,101	1,718
NONINTEREST EXPENSE
Compensation and benefits	7,902	7,357
Processing and communications	986	906
Occupancy	880	798
Furniture and equipment	746	684
Professional services	364	436
Advertising	391	400
Loan related expenses	46	384
Deposit insurance	241	339
Director fees	495	247
Other expenses	560	581
Total noninterest expense	12,611	12,132
Income before provision for income taxes	15,424	12,784
Provision for income taxes	3,826	3,198
Net income	$11,598	$9,586
Net income per common share – Basic	$1.15	$0.95
Net income per common share – Diluted	$1.13	$0.93
Weighted average common shares outstanding – Basic	10,054	10,127
Weighted average common shares outstanding – Diluted	10,247	10,276

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31, 2025			March 31, 2024

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$15,424	$3,826	$11,598	$12,784	$3,198	$9,586
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains (losses) on debt securities arising during the period	684	167	517	(44)	(10)	(34)
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on debt securities available for sale	684	167	517	(44)	(10)	(34)
Cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(489)	(134)	(355)	(351)	(100)	(251)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(156)	(43)	(113)	(238)	(68)	(170)
Total unrealized losses on cash flow hedges	(333)	(91)	(242)	(113)	(32)	(81)
Total other comprehensive income (loss)	351	76	275	(157)	(42)	(115)
Total comprehensive income	$15,775	$3,902	$11,873	$12,627	$3,156	$9,471

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2025 and 2024

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2024	10,026	$103,936	$227,331	$(33,577)	$(2,107)	$295,583
Net income	—	—	11,598	—	—	11,598
Other comprehensive income, net of tax	—	—	—	—	275	275
Dividends on common stock ($0.14 per share)	1	56	(1,411)	—	—	(1,355)
Share-based compensation (1)	49	41	—	—	—	41
Balance, March 31, 2025	10,076	$104,033	$237,518	$(33,577)	$(1,832)	$306,142

					Accumulated
					other		Total
	Common Stock		Retained	Treasury	comprehensive		shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	loss	aa	equity
Balance, December 31, 2023	10,063	$100,426	$191,108	$(27,367)	$(2,737)		$261,430
Net income	—	—	9,586	—	—		9,586
Other comprehensive loss, net of tax	—	—	—	—	(115)		(115)
Dividends on common stock ($0.13 per share)	2	53	(1,314)	—	—		(1,261)
Share-based compensation (1)	129	1,197	—	—	—		1,197
Treasury stock purchased, at cost	(150)	—	—	(4,076)	—		(4,076)
Balance, March 31, 2024	10,044	$101,676	$199,380	$(31,443)	$(2,852)		$266,761

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net income	$11,598	$9,586
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	1,358	641
Net accretion of purchase premiums and discounts on securities	(16)	34
Depreciation and amortization	684	554
PPP deferred fees and costs	(1)	(3)
Deferred income tax benefit	(598)	(87)
Net realized security losses (gains)	12	(21)
Stock compensation expense	493	476
Gain on sale of mortgage loans, net	(168)	(320)
Gain on sale of SBA loans held for sale, net	(139)	(238)
BOLI income	(151)	(65)
Net change in other assets and liabilities	4,782	5,205
Net cash provided by operating activities	17,854	15,762
INVESTING ACTIVITIES
Purchases of equity securities	(77)	(166)
Purchases of AFS securities	(4,000)	(4,000)
(Purchase) redemption of FHLB stock, at cost, net	(1,076)	2,539
Maturities and principal payments on HTM securities	364	100
Maturities and principal payments on AFS securities	6,304	1,041
Proceeds from calls on AFS securities	998	—
Proceeds from sales of equity securities	—	91
Net decrease in SBA PPP loans	144	153
Net increase in loans	(85,144)	(2,705)
Purchases of premises and equipment	(279)	(78)
Net cash used in investing activities	(82,766)	(3,025)
FINANCING ACTIVITIES
Net increase in deposits	75,085	37,130
Proceeds from (repayments of) short-term borrowings	23,000	(61,400)
(Repayments of) proceeds from long-term borrowings	(212)	4,359
Shares withheld for taxes, net of proceeds from stock option exercises	(451)	721
Dividends on common stock	(1,355)	(1,261)
Purchase of treasury stock, including excise tax accrual	—	(4,076)
Net cash provided by (used in) financing activities	96,067	(24,527)
Increase (decrease) in cash and cash equivalents	31,155	(11,790)
Cash and cash equivalents, beginning of year	180,438	194,776
Cash and cash equivalents, end of period	$211,593	$182,986
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$13,104	$14,469
Income taxes paid	96	250
Noncash activities:
Capitalization of servicing rights	41	76

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2025

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of Management, are necessary for the fair presentation of interim results. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company continues to operate as a single reportable segment as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Risks and Uncertainties

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as pressures created by a lower interest rate environment and uncertainty surrounding tariffs. Additionally, the Company assesses the impact of inflation on an ongoing basis.

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

An unexpected withdrawal of deposits could adversely impact the Company's ability to rely on organic deposits to primarily fund its operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal demands or to fund continuing operations. These sources may include proceeds from Federal Home Loan Bank (“FHLB”) advances, sales of securities and loans, federal funds lines of credit from correspondent banks, out-of-market time deposits and other wholesale funding sources.

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

New Accounting Guidance Adopted in 2025

Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740)”, requires public entities to enhance transparency of certain income tax related disclosures, including the rate reconciliation and taxes paid disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025, noting no material impact.

Recent Accounting Pronouncements

ASU 2024-03, “Disaggregation of Income Statement Expenses”, requires public entities to provide further disclosure surrounding expenses, including but not limited to, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 is effective for fiscal years beginning after December 31, 2027. The Company expects ASU 2024-03 to have no material impact to its financials.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2025	2024
Net income	$11,598	$9,586
Weighted average common shares outstanding - Basic	10,054	10,127
Plus: Potential dilutive common stock equivalents	193	149
Weighted average common shares outstanding - Diluted	10,247	10,276
Net income per common share - Basic	$1.15	$0.95
Net income per common share - Diluted	1.13	0.93
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three months ended March 31, 2025 and 2024, net of tax:

	For the three months ended March 31, 2025
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains	gains (losses) from	comprehensive
(In thousands)	on securities	cash flow hedges	(loss) income
Balance, beginning of period	$(2,653)	$546	$(2,107)
Other comprehensive income (loss) before reclassifications	517	(355)	162
Less: amounts reclassified from accumulated other comprehensive loss	—	(113)	(113)
Period change	517	(242)	275
Balance, end of period	$(2,136)	$304	$(1,832)

	For the three months ended March 31, 2024

		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(3,408)	$671	$(2,737)
Other comprehensive loss before reclassifications	(34)	(251)	(285)
Less amounts reclassified from accumulated other comprehensive loss	—	(170)	(170)
Period change	(34)	(81)	(115)
Balance, end of period	$(3,442)	$590	$(2,852)

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

As of March 31, 2025, the fair value of the Company’s AFS debt securities portfolio was $90.4 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at March 31, 2025. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at March 31, 2025.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

Equity Securities with Readily Determinable Fair Values

As of March 31, 2025, the fair value of the Company’s equity securities portfolio was $10.7 million. Most of the Company’s equity securities were classified as Level 1 assets at March 31, 2025.

Included in the Company’s equity securities is restricted stock which is classified as a Level 3 asset at March 31, 2025.  The valuation of this restricted stock is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

The following table presents a reconciliation of the Level 3 securities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025		March 31, 2024
(In thousands)	Corporate Debt	Restricted Stock	Corporate Debt	Restricted Stock
Balance of recurring Level 3 assets at January 1	$6,488	$—	$7,979	$—
Activity
Transfers from corporate debt to restricted stock	(818)	818	—	—
Unrealized holding gains included in other comprehensive income	95	—	—	—
Balance of recurring Level 3 assets at March 31	$5,765	$818	$7,979	$—

Interest Rate Swap Agreements

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

There were no material changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2025, as compared to the periods ended December 31, 2024 and March 31, 2024.

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements at March 31, 2025
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,853	$—	$14,853	$—
State and political subdivisions	330	—	330	—
Residential mortgage-backed securities	12,316	—	12,316	—
Asset backed securities	35,275	—	35,275	—
Corporate and other securities	27,664	—	21,899	5,765
Total debt securities available for sale	$90,438	$—	$84,673	$5,765

Equity securities	$10,707	$9,889	$—	$818
Total equity securities	$10,707	$9,889	$—	$818

Interest rate swap agreements	$408	$—	$408	$—
Total interest rate swap agreements	$408	$—	$408	$—

	Fair value Measurements at December 31, 2024
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,759	$—	$14,759	$—
State and political subdivisions	333	—	333	—
Residential mortgage-backed securities	12,286	—	12,286	—
Asset backed securities	39,392	—	39,392	—
Corporate and other securities	27,114	—	20,626	6,488
Total debt securities available for sale	$93,884	$—	$87,396	$6,488

Equity securities with readily determinable fair values	$9,850	$9,850	$—	$—
Total equity securities	$9,850	$9,850	$—	$—

Interest rate swap agreements	$742	$—	$742	$—
Total interest rate swap agreements	$742	$—	$742	$—

There were no liabilities measured on a recurring basis as of March 31, 2025 or December 31, 2024.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at March 31, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,172	$—	$—	$6,172

Fair Value Measurements at December 31, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,520	$—	$—	$6,520

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

The allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At March 31, 2025, the allowance for individually evaluated loans was $0.5 million, compared to $1.0 million at December 31, 2024.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2025 and December 31, 2024 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$40,947	$—	$34,458	$—
Loans held for sale	14,000	—	14,680	—
Loans, net of allowance for credit losses	2,303,479	—	2,249,052	6,172
Financial liabilities:
Deposits	2,175,398	—	2,171,342	—
Borrowed funds and subordinated debentures	253,602	—	253,784	—

	December 31, 2024
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$41,294	$—	$33,814	$—
Loans held for sale	12,163	—	12,896	—
Loans, net of allowance for credit losses	2,221,706	—	2,152,080	6,520
Financial liabilities:
Deposits	2,100,313	—	2,095,365	—
Borrowed funds and subordinated debentures	230,814	—	230,576	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Valuation	Estimated
(In thousands)	cost	gains	losses	Allowance	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(147)	$—	$14,853
State and political subdivisions	355	—	(25)	—	330
Residential mortgage-backed securities	13,560	28	(1,272)	—	12,316
Asset backed securities	35,250	37	(12)	—	35,275
Corporate and other securities	30,652	180	(1,609)	(1,559)	27,664
Total debt securities available for sale	$94,817	$245	$(3,065)	$(1,559)	$90,438
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,153)	$—	$23,847
State and political subdivisions	1,250	31	—	—	1,281
Residential mortgage-backed securities	11,697	2	(2,369)	—	9,330
Total debt securities held to maturity	$40,947	$33	$(6,522)	$—	$34,458

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Valuation	Estimated
(In thousands)	cost	gains	losses	Allowance	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(241)	$—	$14,759
State and political subdivisions	357	—	(24)	—	333
Residential mortgage-backed securities	13,814	27	(1,555)	—	12,286
Asset backed securities	39,300	94	(2)	—	39,392
Corporate and other securities	31,741	165	(1,968)	(2,824)	27,114
Total debt securities available for sale	$100,212	$286	$(3,790)	$(2,824)	$93,884
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,932)	$—	$23,068
State and political subdivisions	1,234	59	—	—	1,293
Residential mortgage-backed securities	12,060	—	(2,607)	—	9,453
Total debt securities held to maturity	$41,294	$59	$(7,539)	$—	$33,814

There was no provision for credit losses on AFS debt securities for the three months ended March 31, 2025 and the three months ended March 31, 2024. During the three months ended March 31, 2025, Unity entered into a modification agreement with the issuer of the troubled AFS debt security. Prior to the modification, Unity held the $5.0 million par of the original senior debt security. As a component of the modification agreement, $2.1 million par of senior debt was converted to common equity of the issuer. The common equity was held as restricted equity as of March 31, 2025. The remaining $2.9 million senior debt also had modified terms, including an extension of the maturity date, an increase in the bond’s coupon, agreement to paid-in-kind interest, early call-rights by the issuer and certain convertible rights. The net carrying value of the aggregate position was $2.0 million as of March 31, 2025.

The contractual maturities of AFS and HTM debt securities at March 31, 2025 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$3,285	$3,272
Due after one year through five years	30,200	27,930
Due after five years through ten years	26,582	25,741
Due after ten years	21,190	21,179
Residential mortgage-backed securities	13,560	12,316
Total	$94,817	$90,438
Held to maturity:
Due in one year	$—	$—
Due after one year through five years	3,000	2,964
Due after five years through ten years	—	—
Due after ten years	26,250	22,164
Residential mortgage-backed securities	11,697	9,330
Total	$40,947	$34,458

Actual maturities of AFS and HTM debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,853	$(147)	$14,853	$(147)
State and political subdivisions	—	—	330	(25)	330	(25)
Residential mortgage-backed securities	—	—	12,180	(1,272)	12,180	(1,272)
Asset backed securities	14,738	(11)	3,000	(1)	17,738	(12)
Corporate and other securities	—	—	12,448	(1,609)	12,448	(1,609)
Total	$14,738	$(11)	$42,811	$(3,054)	$57,549	$(3,065)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,847	$(4,153)	$23,847	$(4,153)
Residential mortgage-backed securities	—	$—	4,745	(2,369)	4,745	(2,369)
Total	$—	$—	$28,592	$(6,522)	$28,592	$(6,522)

	December 31, 2024
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,759	$(241)	$14,759	$(241)
State and political subdivisions	—	—	333	(24)	333	(24)
Residential mortgage-backed securities	8	(1)	12,145	(1,554)	12,153	(1,555)
Asset backed securities	3,998	(1)	3,000	(1)	6,998	(2)
Corporate and other securities	—	—	14,609	(1,968)	14,609	(1,968)
Total temporarily impaired AFS securities	$4,006	$(2)	$44,846	$(3,788)	$48,852	$(3,790)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,068	$(4,932)	$23,068	$(4,932)
Residential mortgage-backed securities	—	—	4,453	(2,607)	4,453	(2,607)
Total temporarily impaired HTM securities	$—	$—	$27,521	$(7,539)	$27,521	$(7,539)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At March 31, 2025, there was $1.4 million of accrued interest on securities. At December 31, 2024, there was $1.2 million of accrued interest on securities.

Realized Gains and Losses on Debt Securities

Net realized gains on debt securities are included in noninterest income in the Consolidated Statements of Income as net security gains. There was a $3 thousand loss on available for sale debt securities during the three months ended March 31, 2025, compared to no realized gains or losses during the three months ended March 31, 2024. There were no realized gains or losses for held to maturity debt securities during the three months ended March 31, 2025 and 2024.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
(In thousands)	2025	2024
Net unrealized (losses) gains occurring during the period on equity securities	$(34)	$33
Net (losses) gains recognized during the period on equity securities sold during the period	(12)	21
(Losses) gains recognized during the reporting period on equity securities	$(46)	$54

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees and deferred costs and excluding the allowance for credit losses as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
SBA loans held for investment	36,686	36,859
SBA PPP loans	1,307	1,450
Commercial loans
SBA 504 loans	52,734	48,479
Commercial & industrial	155,187	147,186
Commercial real estate[2]	1,149,104	1,085,771
Commercial real estate construction	129,829	130,193
Residential mortgage loans	654,250	630,927
Consumer loans
Home equity	75,646	73,223
Consumer other	2,974	3,488
Residential construction loans	73,413	90,918
Total loans held for investment	$2,331,130	$2,248,494
Loans held for sale[1]	14,000	12,163
Total loans	$2,345,130	$2,260,657

1Loans held for sale included SBA and residential mortgage loans for $11.1 million and $2.9 million as of March 31, 2025, respectively. Loans held for sale included SBA loans for $12.2 million as of December 31, 2024.

2Commercial real estate includes Commercial Mortgage – Owner Occupied, Commercial Mortgage – Nonowner Occupied and Commercial Mortgage – Other. Commercial Mortgage – Other primarily includes multifamily and land loans.

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

Loans held for sale includes the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur.

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$7,036	$—	$1,123	$3,231	$11,390	$25,296	$36,686
SBA PPP loans
Commercial loans
SBA 504 loans	—	—	—	—	—	52,734	52,734
Commercial & industrial	475	58	—	1,263	1,796	153,391	155,187
Commercial real estate	9,842	1,460	—	3,558	14,860	1,134,244	1,149,104
Commercial real estate construction	—	—	—	—	—	129,829	129,829
Residential mortgage loans	15,374	—	—	8,622	23,996	630,254	654,250
Consumer loans
Home equity	485	2,119	—	—	2,604	73,042	75,646
Consumer other	20	14	—	—	34	2,940	2,974
Residential construction loans	—	—	—	171	171	73,242	73,413
Total loans held for investment, excluding SBA PPP	33,232	3,651	1,123	16,845	54,851	2,274,972	2,329,823
Loans held for sale	—				—	14,000	14,000
Total loans, excluding SBA PPP	$33,232	$3,651	$1,123	$16,845	$54,851	$2,288,972	$2,343,823

	December 31, 2024
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,006	$451	$—	$3,850	$5,307	$31,552	$36,859
Commercial loans
SBA 504 loans	—	—	—	—	—	48,479	48,479
Commercial & industrial	941	—	—	1,228	2,169	145,017	147,186
Commercial real estate	22,378	2,339	—	1,746	26,463	1,059,308	1,085,771
Commercial real estate construction	—	—	—	—	—	130,193	130,193
Residential mortgage loans	15,654	4,094	760	5,711	26,219	604,708	630,927
Consumer loans
Home equity	479	2,162	—	—	2,641	70,582	73,223
Consumer other	36	5	—	—	41	3,447	3,488
Residential construction loans	—	—	—	547	547	90,371	90,918
Total loans held for investment, excluding SBA PPP	40,494	9,051	760	13,082	63,387	2,183,657	2,247,044
Loans held for sale	—	—	—	—	—	12,163	12,163
Total loans, excluding SBA PPP	$40,494	$9,051	$760	$13,082	$63,387	$2,195,820	$2,259,207

1At March 31, 2025 and December 31, 2024, the Company had no SBA PPP loans past due.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At March 31, 2025 and December 31, 2024, there was $11.3 million of accrued interest on loans.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s CECL evaluation with the associated allowance amount, if applicable, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$1,458	$1,357	$—
Commercial loans
Commercial & industrial	696	91	—
Commercial real estate	4,170	3,558	—
Total commercial loans	4,866	3,649	—
Residential mortgage loans	6,284	6,254	—
Total individually evaluated loans with no related allowance	12,608	11,260	—

With an allowance:
SBA loans held for investment	3,842	2,997	349
Commercial loans
Commercial & industrial	1,372	1,172	39
Total commercial loans	1,372	1,172	39
Residential mortgage loans	2,647	2,368	104
Residential construction loans	171	171	44
Total individually evaluated loans with a related allowance	8,032	6,708	536

Total individually evaluated loans:
SBA loans held for investment	5,300	4,354	349
Commercial loans
Commercial & industrial	2,068	1,263	39
Commercial real estate	4,170	3,558	—
Total commercial loans	6,238	4,821	39
Residential mortgage loans	8,931	8,622	104
Residential construction loans	171	171	44
Total individually evaluated loans	$20,640	$17,968	$536

	December 31, 2024
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$432	$334	$—
Commercial loans
Commercial & industrial	638	33	—
Commercial real estate	2,055	1,746	—
Total commercial loans	2,693	1,779	—
Residential mortgage loans	4,238	4,238	—
Total individually evaluated loans with no related allowance	7,363	6,351	—

With an allowance:
SBA loans held for investment	4,011	3,516	755
Commercial loans
Commercial & industrial	1,672	1,195	62
Total commercial loans	1,672	1,195	62
Residential mortgage loans	2,413	2,233	52
Residential construction loans	547	547	102
Total individually evaluated loans with a related allowance	8,643	7,491	971

Total individually evaluated loans:
SBA loans held for investment	4,443	3,850	755
Commercial loans
Commercial & industrial	2,310	1,228	62
Commercial real estate	2,055	1,746	—
Total commercial loans	4,365	2,974	62
Residential mortgage loans	6,651	6,471	52
Residential construction loans	547	547	102
Total individually evaluated loans	$16,006	$13,842	$971

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of March 31, 2025 and December 31, 2024, respectively, as well as gross write-offs for the three months ended March 31, 2025 and the twelve months ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year, March 31, 2025

(In thousands)	2025	2024	2023	2022	2021	2020 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$38	$2,499	$1,295	$5,108	$4,846	$15,736	$-	$29,522
Special Mention	-	-	826	1,606	356	1,046	-	3,834
Substandard	-	-	274	557	2,116	383	-	3,330
Total SBA loans held for investment	$38	$2,499	$2,395	$7,271	$7,318	$17,165	$-	$36,686
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$-	$350	$-	$-	$-	$350

SBA PPP loans
Risk Rating:
Pass	$-	$-	$-	$-	$1,307	$-	$-	$1,307
Total SBA PPP loans	$-	$-	$-	$-	$1,307	$-	$-	$1,307

Commercial loans
Risk Rating:
Pass	$82,835	$205,300	$161,764	$335,689	$153,268	$435,403	$93,704	$1,467,963
Special Mention	-	-	-	7,268	914	3,033	16	11,231
Substandard	-	-	-	-	1,164	6,496	-	7,660
Total commercial loans	$82,835	$205,300	$161,764	$342,957	$155,346	$444,932	$93,720	$1,486,854
Commercial loans
Current-period gross writeoffs	$-	$-	$-	$-	$1	$1	$-	$2

Residential mortgage loans
Risk Rating:
Performing	$44,962	$83,266	$75,177	$220,214	$63,751	$158,258	$-	$645,628
Nonperforming	-	-	1,159	2,285	318	4,860	-	8,622
Total residential mortgage loans	$44,962	$83,266	$76,336	$222,499	$64,069	$163,118	$-	$654,250
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$-	$130	$-	$-	130

Consumer loans
Risk Rating:
Performing	$5,053	$5,241	$1,576	$3,000	$1,226	$8,931	$53,593	$78,620
Total consumer loans	$5,053	$5,241	$1,576	$3,000	$1,226	$8,931	$53,593	$78,620
Consumer loans
Current-period gross writeoffs	$-	$-	$-	$-	$50	$-	$-	$50

Residential construction
Risk Rating:
Pass	$7,051	$35,553	$11,238	$13,980	$2,260	$3,160	$-	$73,242
Substandard	-	-	-	-	-	171	-	171
Total residential construction loans	$7,051	$35,553	$11,238	$13,980	$2,260	$3,331	$-	$73,413
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment	$139,939	$331,859	$253,309	$589,707	$231,526	$637,477	$147,313	$2,331,130

	Term Loans
	Amortized Cost Basis by Origination Year, December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,167	$1,580	$5,205	$4,961	$5,570	$10,085	$-	$29,568
Special Mention	-	769	1,740	356	508	729	-	4,103
Substandard	-	-	956	2,116	116	1	-	3,189
Total SBA loans held for investment	$2,167	$2,349	$7,901	$7,433	$6,194	$10,815	$-	$36,859
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$300	$70	$-	$-	$-	$370

SBA PPP loans
Risk Rating:
Pass	$-	$-	$-	$1,450	$-	$-	$-	$1,450
Total SBA PPP loans	$-	$-	$-	$1,450	$-	$-	$-	$1,450

Commercial loans
Risk Rating:
Pass	$189,371	$167,190	$331,349	$161,508	$123,225	$330,131	$94,369	$1,397,143
Special Mention	-	-	6,269	1,737	-	3,108	17	11,131
Substandard	-	-	-	2	1,187	2,157	9	3,355
Total commercial loans	$189,371	$167,190	$337,618	$163,247	$124,412	$335,396	$94,395	$1,411,629
Commercial loans
Current-period gross writeoffs	$-	$-	$38	$138	$200	$107	$150	$633

Residential mortgage loans
Risk Rating:
Performing	$93,825	$73,862	$224,295	$65,192	$44,366	$122,916	$-	$624,456
Nonperforming	-	227	1,488	2,238	-	2,518	-	6,471
Total residential mortgage loans	$93,825	$74,089	$225,783	$67,430	$44,366	$125,434	$-	$630,927
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$150	$-	$-	$-	$150

Consumer loans
Risk Rating:
Performing	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Total consumer loans	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Consumer loans
Current-period gross writeoffs	$-	$-	$63	$100	$-	$198	$-	$361

Residential construction
Risk Rating:
Pass	$36,522	$16,889	$26,683	$7,766	$1,154	$1,357	$-	$90,371
Substandard	-	-	-	-	547	-	-	547
Total residential construction loans	$36,522	$16,889	$26,683	$7,766	$1,701	$1,357	$-	$90,918
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$277	$-	$277

Total loans held for investment	$327,783	$263,119	$601,260	$248,841	$177,340	$483,411	$146,740	$2,248,494

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the three months ended March 31, 2025 and 2024, respectively:

	Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$187	0.5%	$—	—%
Residential mortgage loans	1,101	0.2	—	—
Consumer loans
Home equity	—	—	104	0.1
Balance as of March 31, 2025	$1,288	0.1%	$104	—%

	Principal Forgiveness		Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$8	—%	$99	0.3%	$—	—%
Commercial loans
Commercial & industrial	—	—	—	—	813	0.2
Commercial real estate	—	—	2,619	0.3	—	—
Consumer loans
Home equity	—	—	—	—	2,309	3.4
Balance as of March 31, 2024	$8	—%	$2,718	0.1%	$3,122	0.2%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Two loans, a $2.1 million home equity loan and a $0.6 million residential mortgage loan, that were modified during the twelve months ended March 31, 2025 were not in compliance with the modified terms.

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are established for individually evaluated loans. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. These environmental factors include reasonable and supportable forecasts. Within the historical net charge-off rate, the Company weights the data dating back ten years on a straight line basis and projects the losses on a weighted average remaining maturity basis for each segment. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,535	$17,361	$6,254	$775	$863	$26,788
Charge-offs	(350)	(2)	(130)	(50)	—	(532)
Recoveries	5	5	—	27	—	37
Net (charge-offs) recoveries	(345)	3	(130)	(23)	—	(495)
(Credit to) provision for credit losses charged to expense	(95)	1,276	403	8	(234)	1,358
Balance, end of period	$1,095	$18,640	$6,527	$760	$629	$27,651

	For the three months ended March 31, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Charge-offs	—	(98)	—	(70)	(277)	(445)
Recoveries	8	12	—	10	—	30
Net recoveries (charge-offs)	8	(86)	—	(60)	(277)	(415)
(Credit to) provision for credit losses charged to expense	(20)	397	(135)	(40)	439	641
Balance, end of period	$1,209	$16,187	$6,394	$922	$1,368	$26,080

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated probable losses. At March 31, 2025 and December 31,2024, a $0.6 million commitment reserve was reported on the Balance Sheet as “Accrued expenses and other liabilities” and reported on the income statement as “Provision for credit losses, off-balance sheet”.

Reserve for Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Debt securities available for sale” on the Balance Sheet. At March 31, 2025, a $1.6 million reserve was reported, compared to a $2.8 million reserve at December 31, 2024.

The Company maintains a reserve for credit losses on equity securities which are restricted. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Equity securities” on the Balance Sheet. At March 31, 2025, a $1.2 million reserve was reported, compared to none at December 31, 2024.

The Company maintains a reserve for credit losses on HTM debt securities at a level that Management believes is adequate to absorb estimated probable losses. At March 31, 2025 and December 31, 2024, no reserve was reported on the Consolidated Balance Sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies or have a long history of no credit losses.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2025 and December 31, 2024, respectively is as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Notional amount	$20,000	$20,000
Fair value	$408	$139
Weighted average pay rate	2.89%	0.83%
Weighted average receive rate	4.30%	5.12%
Weighted average maturity in years	2.95	0.19
Number of contracts	1	1

During the three months ended March 31, 2025, the Company received variable rate Secured Overnight Financing Rate (“SOFR”) payments from and paid fixed rates in accordance with its interest rate swap agreements. At March 31, 2025, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at March 31, 2025 and 2024, respectively:

	For the three months ended March 31,
(In thousands)	2025	2024
Loss recognized in OCI
Gross of tax	$(333)	$(113)
Net of tax	(242)	(81)
Gain reclassified from AOCI into net income
Gross of tax	156	238
Net of tax	113	170

NOTE 10. Regulatory Capital

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

Under a policy of the Federal Reserve applicable to bank holding companies with consolidated assets of less than $3 billion, the Company is not subject to capital regulations.

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at March 31, 2025 and at December 31, 2024, as if the Company were subject to minimum capital requirements.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2025
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$343,980	15.58%	$176,668	8.00%	$220,836	10.00%
Bank	335,892	15.23	176,420	8.00	220,526	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	306,367	13.87	99,376	4.50	143,543	6.50
Bank	308,318	13.98	99,237	4.50	143,342	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	316,367	14.33	132,501	6.00	176,668	8.00
Bank	308,318	13.98	132,315	6.00	176,420	8.00
Tier 1 capital (to average total assets)
Company Consolidated	316,367	12.32	102,677	4.00	128,346	5.00
Bank	308,318	12.05	102,366	4.00	127,958	5.00

As of December 31, 2024
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$332,700	15.62%	$170,364	8.00%	$212,955	10.00%
Bank	324,763	15.37	169,013	8.00	211,266	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	296,071	13.90	95,830	4.50	138,421	6.50
Bank	298,342	14.12	95,070	4.50	137,323	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	306,071	14.37	127,773	6.00	170,364	8.00
Bank	298,342	14.12	126,760	6.00	169,013	8.00
Tier 1 capital (to average total assets)
Company Consolidated	306,071	12.22	100,150	4.00	125,187	5.00
Bank	298,342	11.95	99,844	4.00	124,806	5.00

*Prompt Corrective Action requirements only apply to the Bank.

NOTE 11. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2024 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic and market conditions, including the impact of inflation, tariffs, legislative and regulatory conditions and the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of health or other emergencies on our employees, operations and customers.

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through online banking platforms and its robust branch network located throughout Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, Small Business Administration ("SBA") and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and to hold other real estate owned if the Bank takes title to property securing loans.

Earnings Summary

Net income totaled $11.6 million, or $1.13 per diluted share for the three months ended March 31, 2025, compared to $9.6 million, or $0.93 per diluted share for the same period in 2024. Return on average assets and return on average common equity for the quarter were 1.83 percent and 15.56 percent, respectively, compared to 1.58 percent and 14.49 percent for the same period in 2024.

First quarter highlights include:

●	Net interest income increased 14.3 percent compared to the prior year’s quarter, primarily due to the increased yield and volume on loans.
●	Net interest margin equaled 4.46 percent this quarter compared to 4.09 percent in the prior year’s quarter. The increase was primarily due to the yield on interest-earning assets, complemented by a decrease in the cost of interest-bearing liabilities.
●	The provision for credit losses on loans and off-balance sheet items was $1.3 million for the three months ended March 31, 2025, compared to $0.6 million in provision for credit losses on loans and off-balance sheet items for the prior year’s quarter. The increase wass primarily due to loan growth.
●	Noninterest income increased 22.3 percent compared to the prior year’s quarter, primarily due to increased service and loan fee income and branch fee income. This increase was partially offset by lower gains on sale of mortgage loans.

●	Noninterest expense increased 3.9 percent compared to the prior year’s quarter, primarily due to increases in compensation and benefits and director fees, partially offset by decreased loan related expenses.
●	The effective tax rate was 24.8 percent compared to 25.0 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended March 31,
	2025	2024
Net income per common share - Basic (1)	$1.15	$0.95
Net income per common share - Diluted (2)	$1.13	$0.93
Return on average assets	1.83%	1.58%
Return on average equity (3)	15.56%	14.49%
Efficiency ratio (4)	42.89%	47.57%
Dividend payout ratio (5)	12.39%	13.98%
Average equity to average assets (6)	11.78%	10.92%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.
(5)	Defined as dividends declared per share divided by diluted net income per share.
(6)	Defined as average equity divided by average total assets.

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

During the three months ended March 31, 2025, tax-equivalent net interest income amounted to $27.3 million, an increase of $3.4 million or 14.3 percent when compared to the same period in 2024. The net interest margin increased 37 basis points to 4.46 percent for the three months ended March 31, 2025, compared to 4.09 percent for the same period in 2024.

During the three months ended March 31, 2025, tax-equivalent interest income was $40.8 million, an increase of $2.9 million or 7.5 percent when compared to the same period in 2024. This increase was mainly driven by increases in the yield of loans and the balance of average loans.

●	Of the $2.9 million increase in interest income on a tax-equivalent basis, $1.2 million is due to an increase in yields on earning assets and $1.7 million due to the increased average volume of interest-earning assets.
●	The average volume of interest-earning assets increased $132.5 million to $2.5 billion for the first quarter of 2025 compared to $2.3 billion for 2024. This was due primarily to a $128.6 million increase in average loans. The increase was complemented by a $7.9 million increase in average investment securities, partially offset by $3.5 million and $0.4 million decrease in average FHLB stock and average interest-bearing deposits, respectively.
●	The yield on total interest-earning assets increased 17 basis points to 6.68 percent for the three months ended March 31, 2025, when compared to the same period in 2024. The yield on the loan portfolio increased 24 basis points to 6.70 percent.

Total interest expense was $13.6 million for the three months ended March 31, 2025, a decrease of $0.5 million or 3.9 percent compared to the same period in 2024. This decrease was driven by the decrease in rate paid on and the average balance of borrowed funds and subordinated debentrues, which was partially offset by an increase in the volume of time deposits.

●	The $0.5 million decrease in interest expense resulted from a $1.1 million decrease in rate on average interest-bearing liabilities, partially offset by an increase of $0.6 million in volume and a shift in the mix of liability categories.
●	The average cost of interest-bearing liabilities decreased 22 basis points to 3.04 percent for the three months ended March 31, 2025 compared to 2024. The cost of interest-bearing deposits decreased 12 basis points in 2025. The cost of borrowed funds and subordinated debentures decreased 61 basis points in 2025.
●	Interest-bearing liabilities averaged $1.8 billion during the three months ended March, 31 2025, an increase of $69.6 million, compared to the same period in 2024. The increase in interest-bearing liabilities was primarily due to an increase in time deposits and interest-bearing demand deposits, partially offset by a decrease in brokered and savings deposits and borrowed funds.

The following table provides a 5 quarter look back at yield on interest-earning assets, cost of interest-bearing liabilities, and net interest margin.

7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Yield on Interest-Earning Assets
Cost of Interest-Bearing Liabilities
Net Interest Margin

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	March 31, 2025			March 31, 2024
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$30,259	$332	4.45%	$30,685	$420	5.50%
FHLB stock	7,459	182	9.90	11,000	280	10.23
Securities:
Taxable	142,847	1,786	5.00	134,874	1,849	5.48
Tax-exempt	1,596	18	4.59	1,658	18	4.47
Total securities (A)	144,443	1,804	5.00	136,532	1,867	5.47
Loans:
SBA loans	48,286	929	7.70	58,120	1,333	9.17
SBA PPP loans	1,352	5	1.36	2,215	8	1.38
Commercial loans	1,446,998	24,260	6.71	1,281,600	20,830	6.43
Residential mortgage loans	639,742	9,947	6.22	625,451	9,219	5.90
Consumer loans	75,156	1,346	7.16	70,250	1,402	7.90
Residential construction loans	84,414	1,996	9.46	129,720	2,578	7.86
Total loans (B)	2,295,948	38,483	6.70	2,167,356	35,370	6.46
Total interest-earning assets	$2,478,109	$40,801	6.68%	$2,345,573	$37,937	6.51%

Noninterest-earning assets:
Cash and due from banks	23,117			23,220
Allowance for credit losses	(27,455)			(26,059)
Other assets	91,553			94,001
Total noninterest-earning assets	87,215			91,162
Total assets	$2,565,324			$2,436,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$341,991	$1,622	1.92%	$324,829	$1,710	2.12%
Savings deposits	495,051	2,593	2.12	503,071	3,144	2.51
Brokered deposits	213,517	1,787	3.39	243,592	2,295	3.79
Time deposits	637,936	6,415	4.08	465,166	4,699	4.06
Total interest-bearing deposits	1,688,495	12,417	2.98	1,536,658	11,848	3.10
Borrowed funds and subordinated debentures	119,135	1,133	3.80	201,335	2,248	4.41
Total interest-bearing liabilities	$1,807,630	$13,550	3.04%	$1,737,993	$14,096	3.26%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	425,569			403,847
Other liabilities	29,833			28,747
Total noninterest-bearing liabilities	455,402			432,594
Total shareholders' equity	302,292			266,148
Total liabilities and shareholders' equity	$2,565,324			$2,436,735

Net interest spread		$27,251	3.64%		$23,841	3.25%
Tax-equivalent basis adjustment		—			—
Net interest income		$27,251			$23,841
Net interest margin			4.46%			4.09%

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

	For the three months ended March 31, 2025 versus March 31, 2024
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume Mix	Rate	Net
Interest income:
Interest-bearing deposits	$(6)	$(82)	$(88)
FHLB stock	(89)	(9)	(98)
Securities	102	(165)	(63)
Loans	1,642	1,471	3,113
Total interest income	$1,649	$1,215	$2,864
Interest expense:
Demand deposits	$83	$(171)	$(88)
Savings deposits	(52)	(499)	(551)
Brokered deposits	(274)	(234)	(508)
Time deposits	1,693	23	1,716
Total interest-bearing deposits	1,450	(881)	569
Borrowed funds and subordinated debentures	(833)	(282)	(1,115)
Total interest expense	617	(1,163)	(546)
Net interest income - fully tax-equivalent	$1,032	$2,378	$3,410
Decrease in tax-equivalent adjustment			—
Net interest income			$3,410

Provision for Credit Losses

The provision for credit losses for loans was $1.4 million during the three months ended March 31, 2025, compared to $0.6 million for the same period in 2024. The increase was primarily driven by increases in the general reserve calculation due to loan growth.

The provision for credit losses for off-balance sheet exposures totaled a release of $41 thousand for the three months ended March 31, 2025, compared to a $2 thousand provision for the same period in 2024.

There was no provision for credit losses on AFS debt securities for the quarter ended March 31, 2025, as well as in the same period in 2024.

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

Income Tax Expense

For the quarter ended March 31, 2025, the Company reported income tax expense of $3.8 million for an effective tax rate of 24.8 percent, compared to income tax expense of $3.2 million and an effective tax rate of 25.0 percent for the prior year’s quarter.

Financial Condition at March 31, 2025

Total assets increased $113.9 million or 4.3 percent, to $2.8 billion at March 31, 2025, when compared to year end 2024. This increase was primarily due to increases of $84.5 million in gross loans, $31.2 millions in cash and cash equivalents and $1.1 million in FHLB stock, partially offset by a decrease of $2.9 million in securities.

Total shareholders’ equity increased $10.6 million, when compared to year end 2024, primarily due to earnings and common stock issuance, partially offset by dividends paid on common stock during the three months ended March 31, 2025.

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

AFS debt securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS debt securities consist primarily of obligations of U.S. Government, state and political subdivisions, mortgage-backed securities, asset backed securities and corporate and other securities.

AFS debt securities totaled $90.4 million at March 31, 2025, a decrease of $3.5 million or 3.7 percent, compared to $93.9 million at December 31, 2024. This net decrease was the result of:

●	$4.0 million in purchases,
●	$0.7 million in appreciation in the market value of the portfolio. At March 31, 2025, the portfolio had a net unrealized loss of $2.8 million compared to a net unrealized loss of $3.5 million at December 31, 2024. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss,
●	Partially offset by $6.3 million in principal payments and maturities,
●	$1.0 million in proceeds from calls,
●	$0.8 million transfer of senior debt security modification to equity.

There was no provision for credit losses on AFS debt securities for the quarter ended March 31, 2025, as compared to a provision of $0.9 million for the quarter ended December 31, 2024. During the quarter ended March 31, 2025, Unity entered into a modification agreement with the issuer of the troubled AFS debt security. Prior to the modification, Unity held the $5.0 million par of the original senior debt security. As a component of the modification agreement, $2.1 million par of senior debt was converted to common equity of the issuer. The common equity was held as restricted equity as of March 31, 2025. The remaining $2.9 million senior debt also had modified terms, including an extension of the maturity date, an increase in the bond’s coupon, agreement to paid-in-kind interest, early call-rights by the issuer and certain convertible rights. The net carrying value of the aggregate position was $2.0 million as of March 31, 2025.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.8 years and 4.9 years at March 31, 2025 and December 31, 2024, respectively. The effective duration of AFS debt securities amounted to 1.5 and 1.4 years at March 31, 2025 and December 31, 2024.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $40.9 million at March 31, 2025, a decrease of $0.4 million or 0.8 percent, compared to $41.3 million at December 31, 2024. The decrease was due to:

●	$0.4 million in principal payments

The weighted average life of HTM securities, adjusted for prepayments, amounted to 14.0 years and 14.3 years at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the fair value of HTM securities was $34.5 million and $33.8 million, respectively. The effective duration of HTM securities amounted to 9.2 years and 9.0 years at March 31, 2025 and December 31, 2024, respectively.

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

Equity securities totaled $10.7 million at March 31, 2025, an increase of $0.8 million or 8.7 percent, compared to $9.9 million at December 31, 2024. This net increase was the result of:

●	$0.8 million transfer of senior debt security modification to equity,
●	$77 thousand in purchases,
●	Which were partially offset by $37 thousand in net unrealized losses.

Securities with a carrying value of $14.6 million and $11.5 million at March 31, 2025 and December 31, 2024, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, all securities were unencumbered by borrowings at March 31, 2025 and December 31, 2024.

Approximately 65 percent of the total debt security investment portfolio had a fixed rate of interest at March 31, 2025.

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

Total loans increased $84.5 million or 3.7 percent to $2.3 billion at March 31, 2025, compared to year end 2024. Commercial, residential mortgage, consumer and loans held for sale increased by $75.2 million, $23.3 million, $1.9 million and $1.8 million, respectively. This was offset by decreases of $17.5 million, $0.2 million and $0.1 million in residential construction, SBA held for investment and SBA PPP, respectively.

Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio as of March 31, 2025:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
SBA 504	90.1%	1.3%	8.3%	0.3%
Commercial construction	93.3	4.8	1.9	—
Commercial & industrial	91.9	2.3	4.1	1.7
Commercial mortgage - owner occupied	86.6	6.9	3.5	3.0
Commercial mortgage - nonowner occupied	88.8	3.2	2.4	5.6
Other	98.3	0.5	0.8	0.4
Total	89.2%	4.6%	3.1%	3.1%

Average loans increased $128.6 million or 5.9 percent to $2.3 billion the three months ended March 31, 2025 from $2.2 billion for the same period in 2024. The increase in average loans was due to increases in average commercial, residential mortgages and consumer loans, partially offset by decreases in average residential construction, SBA and SBA PPP loans. The yield on the overall loan portfolio increased 24 basis points to 6.70 percent for the three months ended March 31, 2025 when compared to the same period in the prior year.

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

SBA loans held for sale, carried at the lower of cost or market, amounted to $11.1 million at March 31, 2025, a decrease of $1.1 million from $12.2 million at December 31, 2024. SBA 7(a) loans held for investment amounted to $36.7 million at March 31, 2025, a decrease of $0.2 million from $36.9 million at December 31, 2024. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 7.70 percent for the three months ended March 31, 2025 compared to 9.17 percent for the same period in the prior year. The Company sold $1.2 million of SBA loans during the three months ended March 31, 2025.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $70.6 million and $72.6 million in SBA loans were sold but serviced by the Bank at March 31, 2025 and December 31, 2024, respectively, and are not included on the Company’s Balance Sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.5 billion at March 31, 2025, an increase of $75.2 million from year end 2024. The yield on commercial loans was 6.71 percent for the three months ended March 31, 2025, compared to 6.43 percent for the same period in 2024. In most cases, these loans are secured by underlying real estate collateral. SBA 504 program loans, which consist of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. At March 31, 2025, Commercial Mortgage – Owner Occupied, Commercial Mortgage – Nonowner Occupied and Commercial Construction represent 26.0 percent, 19.7 percent and 5.5 percent of the Company’s loan portfolio, respectively. The Company will generally not exceed a combined loan-to-value ratio of 75 percent at origination. Unity continually evaluates and monitors its credit risk policies and procedures. Further, Unity continuously monitors loan portfolio concentrations across key credit characteristics (e.g., state and local geographies, industries, etc.). Loans are subject to periodic loan review procedures in accordance with the Company’s Loan Policy. A portion of the loan reviews are performed by an independent and external loan review function.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $654.3 million at March 31, 2025, an increase of $23.3 million from year end 2024. Sales of conforming mortgage loans totaled $7.5 million for the three months ended March 31, 2025, compared to sales of $12.2 million in the prior year period. The yield on residential mortgages was 6.22 percent for the three months ended March 31, 2025, compared to 5.90 percent for the same period in 2024. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $78.6 million at March 31, 2025, an increase of $1.9 million from year end 2024. The yield on consumer loans was 7.16 percent for the three months ended March 31, 2025, compared to 7.90 percent for the same period in 2024.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $73.4 million at March 31, 2025, a decrease of $17.5 million from year end 2024. The yield on residential construction loans was 9.46 percent for the three months ended March 31, 2025, compared to 7.86 percent for the same period in 2024.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At March 31, 2025 and December 31, 2024, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of March 31, 2025 and December 31, 2024:

In thousands, except percentages	March 31, 2025%		December 31, 2024%
Loans held for sale	$14,000	0.6%	$12,163	0.5%
SBA loans
SBA loans held for investment	36,686	1.6%	36,859	1.6%
SBA PPP	1,307	0.1%	1,450	0.1%
Total SBA loans	37,993	1.7%	38,309	1.7%
Commercial loans
Commercial construction	129,829	5.5%	130,193	5.8%
SBA 504	52,734	2.2%	48,479	2.1%
Commercial & industrial	155,187	6.6%	147,186	6.5%
Commercial mortgage - owner occupied	606,611	26.0%	577,541	25.6%
Commercial mortgage - nonowner occupied	462,817	19.7%	428,600	19.0%
Other	79,676	3.4%	79,630	3.5%
Total commercial loans	1,486,854	63.4%	1,411,629	62.5%
Residential mortgage loans	654,250	27.9%	630,927	27.9%
Consumer loans
Home equity	75,646	3.2%	73,223	3.2%
Consumer other	2,974	0.1%	3,488	0.2%
Total consumer loans	78,620	3.3%	76,711	3.4%
Residential construction	73,413	3.1%	90,918	4.0%
Total gross loans	$2,345,130	100.0%	$2,260,657	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonaccrual loans were $16.8 million at March 31, 2025, a $3.7 million increase from $13.1 million at December 31, 2024 and a $0.1 million decrease from $16.9 million at March 31, 2024, respectively. Since year end 2024, nonaccrual loans in the commercial and residential mortgage segments increased, offset by a decrease in nonaccrual loans in the SBA and residential construction segments. In addition, there was $1.1 million in loans past due 90 days or more and still accruing interest at March 31, 2025, compared to $0.8 million at December 31, 2024 and $0.1 million at March 31, 2024.

The following table set forth an aging analysis of past due and nonaccrual loans as of March 31, 2025 based off of geographical location:

	SBA Held for		Residential	Residential
(in thousands)	Investment	Commercial	Mortgage	Construction	Total
Ending balance:
New Jersey	$319	$3,625	$7,039	$171	$11,154
New York	2,825	1,163	1,583	—	5,571
Other	87	33	—	—	120
Total	$3,231	$4,821	$8,622	$171	$16,845

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status.

Potential problem loans totaled $15.3 million at March 31, 2025, an increase of $0.7 million from $14.6 million at December 31, 2024.

During the quarter ended March 31, 2025, Unity entered into a modification agreement with the issuer of the troubled AFS debt security. Prior to the modification, Unity held the $5.0 million par of the original senior debt security. As a component of the modification agreement, $2.1 million par of senior debt was converted to common equity of the issuer. The common equity was held as restricted equity as of March 31, 2025. The remaining $2.9 million senior debt also had modified terms, including an extension of the maturity date, an increase in the bond’s coupon, agreement to paid-in-kind interest, early call-rights by the issuer, and certain convertible rights. The net carrying value of the aggregate position was $2.0 million as of March 31, 2025.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $27.7 million at March 31, 2025, compared to $26.8 million at December 31, 2024 and $26.1 million at March 31, 2024, with a resulting allowance to total loan ratio of 1.18 percent at both March 31, 2025 and December 31, 2024 and 1.20 percent at March 31, 2024. Net charge-offs amounted to $0.5 million for the three months ended March 31, 2025, compared to net charge-offs of $0.4 million for the same period in 2024.

The Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in Other liabilities. At March 31, 2025 and December 31, 2024, the commitment reserve totaled $0.6 million.

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

Total deposits increased $75.1 million to $2.2 billion at March 31, 2025 from year end 2024. This increase was due to increases of $47.1 million in time deposits, $29.7 million in interest-bearing demand deposits, $13.6 million in noninterest-bearing demand deposits and $0.3 million in savings deposits, partially offset by a decrease of $15.6 million in brokered deposits. The change in the composition of the portfolio from December 31, 2024 reflects a 7.5 percent increase in time deposits, 9.2 percent increase in interest-bearing demand deposits, 3.1 percent increase in noninterest-bearing demand deposits and a 0.1 percent increase in savings deposits, partially offset by a 7.2 percent decrease in brokered deposits.

As of March 31, 2025, 20.0 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of March 31, 2025, consisted of 20.9 percent in noninterest-bearing demand deposits, 17.4 percent in interest-bearing demand deposits, 22.7 percent in savings deposits and 39.0 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $253.6 million and $230.8 million at March 31, 2025 and December 31, 2024, respectively, and are broken down in the following table:

(In thousands)	March 31, 2025	December 31, 2024
FHLB borrowings:
Non-overnight, fixed rate advances	$25,292	$20,504
Overnight advances	158,000	140,000
Puttable advances	60,000	60,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$253,602	$230,814

In March 2025, the FHLB issued a $220.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $28.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At March 31, 2025, the Company had $276.9 million of additional credit available at the FHLB, $225.3 million of additional credit available at the FRB and $20.0 million of additional credit available from other sources. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the lines with the FHLB and FRB.

For the three months ended March 31, 2025, average FHLB Borrowings were $108.8 million with a weighted average cost of 3.64%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 6.155 percent at March 31, 2025 and 6.189 percent at December 31, 2024.

Market Risk

Market risk for the Company is primarily limited to interest rate risk, which is the impact that changes in interest rates would have on future earnings. The Company’s Asset and Liability Management Committee (“ALCO”) manages this risk. The principal objectives of ALCO are to establish prudent risk management guidelines, evaluate and control the level of interest rate risk in balance sheet accounts, determine the level of appropriate risk given the business focus, operating environment and capital and liquidity requirements and actively manage risk within Board-approved guidelines. ALCO reviews the maturities and repricing of loans, investments, deposits and borrowings, cash flow needs, current market conditions and interest rate levels.

The following table presents the Company’s Economic Value of Equity (“EVE”) and Net Interest Income (“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at March 31, 2025 and December 31, 2024:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2025
+300	$295,075	$(67,841)	(18.69)%	$108,919	$(7,712)	(6.61)%
+200	318,439	(44,477)	(12.26)	111,585	(5,046)	(4.33)
+100	342,184	(20,732)	(5.71)	114,045	(2,586)	(2.22)
0	362,916	—	—	116,631	—	—
-100	364,749	1,833	0.51	116,995	364	0.31
-200	363,850	934	0.26	115,584	(1,047)	(0.90)
-300	352,464	(10,452)	(2.88)	114,186	(2,445)	(2.10)
December 31, 2024
+300	$275,851	$(68,710)	(19.94)%	$104,992	$(7,328)	(6.52)%
+200	299,233	(45,328)	(13.16)	107,470	(4,850)	(4.32)
+100	322,622	(21,939)	(6.37)	109,726	(2,594)	(2.31)
0	344,561	—	—	112,320	—	—
-100	344,853	292	0.08	113,029	709	0.63
-200	351,231	6,670	1.94	112,133	(187)	(0.17)
-300	340,076	(4,485)	(1.30)	111,365	(955)	(0.85)

Off Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of March 31, 2025:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$2,628	$879	$237	$1,406	$5,150
Contractual obligations:
Time deposits	806,954	39,057	2,169	108	848,288
Borrowed funds and subordinated debentures	173,292	5,000	65,000	10,310	253,602
Operating leases	627	1,153	735	2,166	4,681
Total off-balance sheet arrangements and contractual obligations	$983,501	$46,089	$68,141	$13,990	$1,111,721

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At March 31, 2025, the balance of cash and cash equivalents was $211.6 million, an increase of $31.2 million from December 31, 2024. A discussion of on- and off-balance sheet liquidity follows.

●	Securities. The Company’s available for sale investment portfolio amounted to $90.4 million and $93.9 million at March 31, 2025 and December 31, 2024, respectively. Projected cash flows from securities based on current estimates over the next twelve months are $17.3 million.
●	Loans. Loans held for sale portfolio amounted to $14.0 million and $12.2 million at March 31, 2025 and December 31, 2024, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Commitments. The Company was committed to advance approximately $313.3 million to its borrowers as of March 31, 2025, compared to $322.3 million at December 31, 2024. At March 31, 2025, $170.5 million of these commitments expire within one year, compared to $167.1 million at December 31, 2024. The Company had $5.2 million and $5.5 million in standby letters of credit at March 31, 2025 and December 31, 2024, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.
●	Deposits. As of March 31, 2025, deposits included $422.2 million of government deposits, as compared to $400.6 million at year end 2024. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Within this portfolio the average deposit size was $7.9 million as of March 31, 2025.
●	Borrowed Funds. Total FHLB borrowings amounted to $243.3 million and $220.5 million as of March 31, 2025 and December 31, 2024, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At March 31, 2025, pledging provided an additional $276.9 million in borrowing potential from the FHLB, $225.3 million from the FRB and $20.0 million from other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB. As of March 31, 2025, total available funding plus cash on hand represented 168.8% of uninsured or uncollateralized deposits.
●

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp, Inc. and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of March 31, 2025, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

See Note 10 to the accompanying Consolidated Financial Statements for more information regarding Regulatory Capital.

Shareholders’ Equity

Repurchase Plan

On August 1, 2024, the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. No shares were repurchased during the quarter ended March 31, 2025, leaving 685 thousand shares available for repurchase. For the quarter ended March 31, 2024, a total of 150 thousand shares were repurchased at an average price of $27.14. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1, 2025 through January 31, 2025	—	$—	—	684,645
February 1, 2025 through February 28, 2025	—	—	—	684,645
March 1, 2025 through March 31, 2025	—	—	—	684,645

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2025, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of March 31, 2025 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2024.

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

UNITY BANCORP, INC.

Dated:	May 7, 2025	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer