Form 10-Q
period 2025-06-30
UNITY BANCORP INC /NJ/
filed 2025-08-06
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2025 common stock, no par value: 10,033,030 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$26,045	$20,206
Interest-bearing deposits	267,688	160,232
Cash and cash equivalents	293,733	180,438
Securities:
Debt securities available for sale ("AFS"), at fair value, net of valuation allowance	92,491	93,884
Debt securities held to maturity ("HTM"), at amortized cost	36,434	41,294
Equity securities, at market value	10,423	9,850
Total securities	139,348	145,028
Loans:
Loans held for sale	13,352	12,163
SBA loans held for investment	38,059	38,309
Commercial loans	1,511,129	1,411,629
Residential mortgage loans	666,560	630,927
Consumer loans	82,564	76,711
Residential construction loans	70,930	90,918
Total loans	2,382,594	2,260,657
Allowance for credit losses	(29,012)	(26,788)
Net loans	2,353,582	2,233,869
Premises and equipment, net	18,561	18,778
Bank owned life insurance ("BOLI")	26,108	25,773
Deferred tax assets, net	14,784	14,106
Federal Home Loan Bank ("FHLB") stock	19,730	12,507
Accrued interest receivable	12,411	12,691
Goodwill	1,516	1,516
Prepaid expenses and other assets	48,750	9,311
Total assets	$2,928,523	$2,654,017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$464,610	$440,803
Interest-bearing demand	321,863	321,780
Savings	505,706	491,175
Brokered deposits	237,978	217,931
Time deposits	657,209	628,624
Total deposits	2,187,366	2,100,313
Borrowed funds	377,107	220,504
Subordinated debentures	10,310	10,310
Accrued interest payable	1,463	1,702
Accrued expenses and other liabilities	32,437	25,605
Total liabilities	2,608,683	2,358,434
Shareholders’ equity:
Common stock	104,674	103,936
Retained earnings	252,606	227,331
Treasury stock	(35,515)	(33,577)
Accumulated other comprehensive loss	(1,925)	(2,107)
Total shareholders’ equity	319,840	295,583
Total liabilities and shareholders’ equity	$2,928,523	$2,654,017

Common shares at period end
Shares issued	11,672	11,616
Shares outstanding	10,032	10,026
Treasury shares	1,640	1,590

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
INTEREST INCOME
Interest-bearing deposits	$487	$435	$819	$855
FHLB stock	130	180	312	460
Securities:
Taxable	1,735	1,749	3,521	3,598
Tax-exempt	17	17	35	35
Total securities	1,752	1,766	3,556	3,633
Loans:
SBA loans	856	1,287	1,790	2,628
Commercial loans	25,736	21,160	49,996	41,990
Residential mortgage loans	10,390	9,316	20,337	18,535
Consumer loans	1,491	1,390	2,837	2,792
Residential construction loans	1,758	2,453	3,754	5,031
Total loans	40,231	35,606	78,714	70,976
Total interest income	42,600	37,987	83,401	75,924
INTEREST EXPENSE
Interest-bearing demand deposits	1,898	2,010	3,520	3,720
Savings deposits	2,718	3,349	5,311	6,493
Brokered deposits	1,786	2,181	3,573	4,476
Time deposits	6,560	5,832	12,975	10,531
Borrowed funds and subordinated debentures	1,081	1,191	2,214	3,439
Total interest expense	14,043	14,563	27,593	28,659
Net interest income	28,557	23,424	55,808	47,265
Provision for credit losses, loans	1,725	266	3,083	907
Provision for credit losses, off-balance sheet	136	13	95	15
(Release) Provision for credit losses, securities	(2,036)	646	(2,036)	646
Net interest income after provision for credit losses	28,732	22,499	54,666	45,697
NONINTEREST INCOME
Branch fee income	465	266	912	509
Service and loan fee income	536	467	1,400	924
Gain on sale of SBA loans held for sale, net	163	305	302	543
Gain on sale of mortgage loans, net	435	266	603	586
BOLI income	183	189	334	254
Net security gains	3,600	20	3,551	74
Other income	433	520	814	861
Total noninterest income	5,815	2,033	7,916	3,751
NONINTEREST EXPENSE
Compensation and benefits	8,160	7,121	16,062	14,478
Processing and communications	980	840	1,966	1,746
Occupancy	809	815	1,689	1,613
Furniture and equipment	787	819	1,533	1,503
Professional services	350	405	714	841
Advertising	456	397	847	797
Loan related expenses	265	351	311	735
Deposit insurance	313	321	554	660
Director fees	265	231	760	478
Other expenses	634	680	1,194	1,261
Total noninterest expense	13,019	11,980	25,630	24,112
Income before provision for income taxes	21,528	12,552	36,952	25,336
Provision for income taxes	5,037	3,098	8,863	6,296
Net income	$16,491	$9,454	$28,089	$19,040
Net income per common share – Basic	$1.64	$0.94	$2.79	$1.89
Net income per common share – Diluted	$1.61	$0.93	$2.74	$1.86
Weighted average common shares outstanding – Basic	10,033	10,016	10,043	10,072
Weighted average common shares outstanding – Diluted	10,212	10,149	10,229	10,212

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	June 30, 2025			June 30, 2024

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$21,528	$5,037	$16,491	$12,552	$3,098	$9,454
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains (losses) on debt securities arising during the period	33	9	24	(118)	(29)	(89)
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on debt securities available for sale	33	9	24	(118)	(29)	(89)
Cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(233)	(63)	(170)	(429)	(122)	(307)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(73)	(20)	(53)	(238)	(70)	(168)
Total unrealized losses on cash flow hedges	(160)	(43)	(117)	(191)	(52)	(139)
Total other comprehensive loss	(127)	(34)	(93)	(309)	(81)	(228)
Total comprehensive income	$21,401	$5,003	$16,398	$12,243	$3,017	$9,226

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the six months ended
	June 30, 2025			June 30, 2024
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$36,952	$8,863	$28,089	$25,336	$6,296	$19,040
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains (losses) on debt securities arising during the period	717	176	541	(162)	(39)	(123)
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized gains (losses) on debt securities available for sale	717	176	541	(162)	(39)	(123)
Cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(722)	(197)	(525)	(780)	(222)	(558)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(229)	(63)	(166)	(476)	(138)	(338)
Total unrealized losses on cash flow hedges	(493)	(134)	(359)	(304)	(84)	(220)
Total other comprehensive loss	224	42	182	(466)	(123)	(343)
Total comprehensive income	$37,176	$8,905	$28,271	$24,870	$6,173	$18,697

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2024	10,026	$103,936	$227,331	$(33,577)	$(2,107)	$295,583
Net income	—	—	11,598	—	—	11,598
Other comprehensive income, net of tax	—	—	—	—	275	275
Dividends on common stock ($0.14 per share)	1	56	(1,411)	—	—	(1,355)
Share-based compensation (1)	49	41	—	—	—	41
Balance, March 31, 2025	10,076	$104,033	$237,518	$(33,577)	$(1,832)	$306,142
Net income	—	—	16,491	—	—	16,491
Other comprehensive loss, net of tax	—	—	—	—	(93)	(93)
Dividends on common stock ($0.14 per share)	1	53	(1,403)	—	—	(1,350)
Share-based compensation (1)	5	588	—	—	—	588
Treasury stock purchased, at cost	(50)	—	—	(1,938)	—	(1,938)
Balance, June 30, 2025	10,032	$104,674	$252,606	$(35,515)	$(1,925)	$319,840

					Accumulated
					other		Total
	Common Stock		Retained	Treasury	comprehensive		shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	loss	aa	equity
Balance, December 31, 2023	10,063	$100,426	$191,108	$(27,367)	$(2,737)		$261,430
Net income	—	—	9,586	—	—		9,586
Other comprehensive loss, net of tax	—	—	—	—	(115)		(115)
Dividends on common stock ($0.13 per share)	2	53	(1,314)	—	—		(1,261)
Share-based compensation (1)	129	1,197	—	—	—		1,197
Treasury stock purchased, at cost	(150)	—	—	(4,076)	—		(4,076)
Balance, March 31, 2024	10,044	$101,676	$199,380	$(31,443)	$(2,852)		$266,761
Net income	—	—	9,454	—	—		9,454
Other comprehensive loss, net of tax	—	—	—	—	(228)		(228)
Dividends on common stock ($0.13 per share)	2	52	(1,300)	—	—		(1,248)
Share-based compensation (1)	(2)	498	—	—	—		498
Treasury stock purchased, at cost	(69)	—	—	(1,842)	—		(1,842)
Balance, June 30, 2024	9,975	$102,226	$207,534	$(33,285)	$(3,080)		$273,395

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net income	$28,089	$19,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	3,083	907
(Release) Provision for credit losses, securities	(2,036)	646
Net accretion of purchase premiums and discounts on securities	(36)	(130)
Depreciation and amortization	979	764
PPP deferred fees and costs	(2)	(9)
Deferred income tax benefit	(719)	(618)
Net realized security gains	(3,497)	(62)
Stock compensation expense	1,029	926
Gain on sale of mortgage loans, net	(603)	(586)
Gain on sale of SBA loans held for sale, net	(302)	(543)
BOLI income	(334)	(254)
Net change in other assets and liabilities	(33,117)	(12,768)
Net cash (used in) provided by operating activities	(7,466)	7,313
INVESTING ACTIVITIES
Purchases of equity securities	(501)	(2,247)
Purchases of AFS securities	(10,500)	(10,500)
(Purchase) redemption of FHLB stock, at cost, net	(7,223)	3,478
Maturities and principal payments on HTM securities	4,893	100
Maturities and principal payments on AFS securities	10,643	2,371
Proceeds from sales on AFS securities	998	—
Proceeds from sales of equity securities	6,490	221
Net decrease in SBA PPP loans	1,449	593
Net (increase) decrease in loans	(123,633)	4,135
Purchases of premises and equipment	(466)	(215)
Net cash used in investing activities	(117,850)	(2,064)
FINANCING ACTIVITIES
Net increase in deposits	87,053	86,691
Proceeds from (repayments of) short-term borrowings, net	135,400	(96,000)
Proceeds from long-term borrowings, net	21,203	14,360
(Shares withheld for taxes), net of proceeds from stock option exercises	(400)	769
Dividends on common stock	(2,707)	(2,509)
Purchase of treasury stock, including excise tax accrual	(1,938)	(5,918)
Net cash provided by (used in) financing activities	238,611	(2,607)
Increase in cash and cash equivalents	113,295	2,642
Cash and cash equivalents, beginning of year	180,438	194,776
Cash and cash equivalents, end of period	$293,733	$197,418
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$27,830	$28,926
Income taxes paid	8,071	6,617
Noncash activities:
Capitalization of servicing rights	106	152

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2025

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"). The Bank has multiple subsidiaries used to hold part of its investment, and loan portfolios and which may be used to hold other real estate owned when the Bank takes title to properties securing loans. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has not been audited. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for credit losses. Management believes that the allowance for credit losses is adequate. While Management uses available information to recognize credit losses, future additions to the allowance for credit losses may be necessary based on changes in economic conditions, changes in customer-related circumstances, and the general credit quality of the loan portfolio.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of Management, are necessary for the fair presentation of interim results. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company continues to operate as a single reportable segment as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recent Accounting Pronouncements

ASU 2024-03, “Disaggregation of Income Statement Expenses”, requires public entities to provide further disclosure surrounding expenses, including but not limited to, employee compensation, depreciation and intangible asset amortization. ASU 2025-01 clarified the effective date of ASU 2024-03. This ASU is effective for fiscal years beginning after December 31, 2026. The Company expects ASU 2024-03 to have no material impact to its financials.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$16,491	$9,454	$28,089	$19,040
Weighted average common shares outstanding - Basic	10,033	10,016	10,043	10,072
Plus: Potential dilutive common stock equivalents	179	133	186	140
Weighted average common shares outstanding - Diluted	10,212	10,149	10,229	10,212
Net income per common share - Basic	$1.64	$0.94	$2.79	$1.89
Net income per common share - Diluted	1.61	0.93	2.74	1.86
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and six months ended June 30, 2025 and 2024, net of tax:

	For the three months ended June 30, 2025
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains	gains (losses) from	comprehensive
(In thousands)	on securities	cash flow hedges	(loss)
Balance, beginning of period	$(2,136)	$304	$(1,832)
Other comprehensive income (loss) before reclassifications	24	(170)	(146)
Less: amounts reclassified from accumulated other comprehensive loss	—	(53)	(53)
Period change	24	(117)	(93)
Balance, end of period	$(2,112)	$187	$(1,925)

	For the three months ended June 30, 2024

		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(3,442)	$590	$(2,852)
Other comprehensive loss before reclassifications	(89)	(307)	(396)
Less amounts reclassified from accumulated other comprehensive loss	—	(168)	(168)
Period change	(89)	(139)	(228)
Balance, end of period	$(3,531)	$451	$(3,080)

	For the six months ended June 30, 2025
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) gains	from cash flow	comprehensive
(In thousands)	on securities	hedges	(loss) income
Balance, beginning of period	$(2,653)	$546	$(2,107)
Other comprehensive income (loss) before reclassifications	541	(525)	16
Less amounts reclassified from accumulated other comprehensive loss	—	(166)	(166)
Period change	541	(359)	182
Balance, end of period	$(2,112)	$187	$(1,925)

	For the six months ended June 30, 2024
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	losses on	from cash flow	comprehensive
(In thousands)	securities	hedges	loss
Balance, beginning of period	$(3,408)	$671	$(2,737)
Other comprehensive loss before reclassifications	(123)	(558)	(681)
Less amounts reclassified from accumulated other comprehensive loss	—	(338)	(338)
Period change	(123)	(220)	(343)
Balance, end of period	$(3,531)	$451	$(3,080)

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

As of June 30, 2025, the fair value of the Company’s AFS debt securities portfolio was $92.5 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at June 30, 2025. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at June 30, 2025.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques.  Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

Equity Securities

As of June 30, 2025, the fair value of the Company’s equity securities portfolio was $10.4 million. All of the Company’s equity securities were classified as Level 1 assets at June 30, 2025.

The following table presents a reconciliation of the Level 3 securities measured at fair value on a recurring basis for the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30, 2025		June 30, 2024
(In thousands)	Corporate Debt	Restricted Stock	Corporate Debt	Restricted Stock
Balance of recurring Level 3 assets at January 1	$6,488	$—	$7,979	$—
Activity
Transfers from corporate debt to restricted stock	(1,375)	1,375	—	—
Transfers from restricted stock to unrestricted equity securities categorized as Level 1	—	(3,000)	—	—
Release/(Provision) of valuation allowance	411	1,625	(646)	—
Unrealized holding gains (losses) included in other comprehensive income	27	—	—	—
Balance of recurring Level 3 assets at June 30	$5,551	$—	$7,333	$—

Interest Rate Swap Agreements

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

There were no material changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2025, as compared to the periods ended December 31, 2024 and June 30, 2024.

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements at June 30, 2025
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,892	$—	$14,892	$—
State and political subdivisions	160	—	160	—
Residential mortgage-backed securities	12,107	—	12,107	—
Asset backed securities	34,583	—	34,583	—
Corporate and other securities	30,749	—	25,198	5,551
Total debt securities available for sale	$92,491	$—	$86,940	$5,551

Equity securities	$10,423	$10,423	$—	$—
Total equity securities	$10,423	$10,423	$—	$—

Interest rate swap agreements	$246	$—	$246	$—
Total interest rate swap agreements	$246	$—	$246	$—

	Fair value Measurements at December 31, 2024
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,759	$—	$14,759	$—
State and political subdivisions	333	—	333	—
Residential mortgage-backed securities	12,286	—	12,286	—
Asset backed securities	39,392	—	39,392	—
Corporate and other securities	27,114	—	20,626	6,488
Total debt securities available for sale	$93,884	$—	$87,396	$6,488

Equity securities	$9,850	$9,850	$—	$—
Total equity securities	$9,850	$9,850	$—	$—

Interest rate swap agreements	$742	$—	$742	$—
Total interest rate swap agreements	$742	$—	$742	$—

There were no liabilities measured on a recurring basis as of June 30, 2025 or December 31, 2024.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at June 30, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$8,053	$—	$—	$8,053

Fair Value Measurements at December 31, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,520	$—	$—	$6,520

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

The allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At June 30, 2025, the allowance for individually evaluated loans was $0.8 million, compared to $1.0 million at December 31, 2024.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2025 and December 31, 2024 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

Loans Held for Sale

The fair value of loans held for sale is estimated by using a market approach that includes significant other observable inputs.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,434	$—	$29,651	$—
Loans held for sale	13,352	—	13,936	—
Loans, net of allowance for credit losses	2,340,230	—	2,286,506	8,053
Financial liabilities:
Deposits	2,187,366	—	2,183,344	—
Borrowed funds and subordinated debentures	387,417	—	387,512	—

	December 31, 2024
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$41,294	$—	$33,814	$—
Loans held for sale	12,163	—	12,896	—
Loans, net of allowance for credit losses	2,221,706	—	2,152,080	6,520
Financial liabilities:
Deposits	2,100,313	—	2,095,365	—
Borrowed funds and subordinated debentures	230,814	—	230,576	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Valuation	Estimated
(In thousands)	cost	gains	losses	Allowance	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(108)	$—	$14,892
State and political subdivisions	188	—	(28)	—	160
Residential mortgage-backed securities	13,257	28	(1,178)	—	12,107
Asset backed securities	34,500	88	(5)	—	34,583
Corporate and other securities	33,121	69	(1,653)	(788)	30,749
Total debt securities available for sale	$96,066	$185	$(2,972)	$(788)	$92,491
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,348)	$—	$23,652
State and political subdivisions	1,266	29	—	—	1,295
Residential mortgage-backed securities	7,168	—	(2,464)	—	4,704
Total debt securities held to maturity	$36,434	$29	$(6,812)	$—	$29,651

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Valuation	Estimated
(In thousands)	cost	gains	losses	Allowance	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(241)	$—	$14,759
State and political subdivisions	357	—	(24)	—	333
Residential mortgage-backed securities	13,814	27	(1,555)	—	12,286
Asset backed securities	39,300	94	(2)	—	39,392
Corporate and other securities	31,741	165	(1,968)	(2,824)	27,114
Total debt securities available for sale	$100,212	$286	$(3,790)	$(2,824)	$93,884
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,932)	$—	$23,068
State and political subdivisions	1,234	59	—	—	1,293
Residential mortgage-backed securities	12,060	—	(2,607)	—	9,453
Total debt securities held to maturity	$41,294	$59	$(7,539)	$—	$33,814

There was a $2.0 million release for credit losses on securities for the the six months ended June 30, 2025 compared to the $0.6 million provision in the six months ended June 30, 2024. During the quarter ended June 30, 2025, with respect to the debt securities held by the Company issued by Patriot National Bancorp, Inc., the Company elected to convert a portion of the principal and past due interest into shares of Patriot National Bancorp, Inc. common stock, bringing the Company’s total holdings to 4.4 million shares. The Company sold all 4.4 million shares, resulting in $6.5 million in net proceeds and a realized gain of $3.5 million. As of June 30, 2025, the Company continues to hold $2.0 million in par of the modified senior debt position in the AFS portfolio with a carrying value of $1.0 million.

The contractual maturities of AFS and HTM debt securities at June 30, 2025 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$—	$—
Due after one year through five years	30,784	29,212
Due after five years through ten years	41,837	40,992
Due after ten years	10,188	10,180
Residential mortgage-backed securities	13,257	12,107
Total	$96,066	$92,491
Held to maturity:
Due in one year	$—	$—
Due after one year through five years	3,000	2,978
Due after five years through ten years	—	—
Due after ten years	26,266	21,969
Residential mortgage-backed securities	7,168	4,704
Total	$36,434	$29,651

Actual maturities of AFS and HTM debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,892	$(108)	$14,892	$(108)
State and political subdivisions	—	—	160	(28)	160	(28)
Residential mortgage-backed securities	—	—	11,976	(1,178)	11,976	(1,178)
Asset backed securities	3,995	(5)	—	—	3,995	(5)
Corporate and other securities	2,499	(1)	9,843	(1,652)	11,342	(1,653)
Total	$6,494	$(6)	$36,871	$(2,966)	$42,365	$(2,972)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,652	$(4,348)	$23,652	$(4,348)
Residential mortgage-backed securities	—	$—	4,704	(2,464)	4,704	(2,464)
Total	$—	$—	$28,356	$(6,812)	$28,356	$(6,812)

	December 31, 2024
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,759	$(241)	$14,759	$(241)
State and political subdivisions	—	—	333	(24)	333	(24)
Residential mortgage-backed securities	8	(1)	12,145	(1,554)	12,153	(1,555)
Asset backed securities	3,998	(1)	3,000	(1)	6,998	(2)
Corporate and other securities	—	—	14,609	(1,968)	14,609	(1,968)
Total temporarily impaired AFS securities	$4,006	$(2)	$44,846	$(3,788)	$48,852	$(3,790)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,068	$(4,932)	$23,068	$(4,932)
Residential mortgage-backed securities	—	—	4,453	(2,607)	4,453	(2,607)
Total temporarily impaired HTM securities	$—	$—	$27,521	$(7,539)	$27,521	$(7,539)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At June 30, 2025, there was $1.0 million of accrued interest on securities. At December 31, 2024, there was $1.2 million of accrued interest on securities.

Realized Gains and Losses on Debt Securities

Net realized gains (losses) on debt securities are included in noninterest income in the Consolidated Statements of Income as net security gains (losses). There was no loss on available for sale debt securities during the three months ended June 30, 2025 and $11 thousand in losses for the six months ended June 30, 2025 compared to no realized gains or losses during the three and six months ended June 30, 2024. There were no realized gains or losses for held to maturity debt securities during the six and three months ended June 30, 2025 and 2024.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Net unrealized gains (losses) occurring during the period on equity securities	$91	$(21)	$53	$12
Net gains recognized during the period on equity securities sold during the period	3,509	41	3,509	62
Gains recognized during the reporting period on equity securities	$3,600	$20	$3,562	$74

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees and deferred costs and excluding the allowance for credit losses as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
SBA loans held for investment	38,059	38,309
Commercial loans
SBA 504	49,947	48,479
Commercial & industrial	164,176	147,186
Commercial real estate[2]	1,195,016	1,085,771
Commercial real estate construction	101,990	130,193
Residential mortgage loans	666,560	630,927
Consumer loans
Home equity	79,828	73,223
Consumer other	2,736	3,488
Residential construction loans	70,930	90,918
Total loans held for investment	$2,369,242	$2,248,494
Loans held for sale[1]	13,352	12,163
Total loans	$2,382,594	$2,260,657

1Loans held for sale included SBA and residential mortgage loans of $7.8 million and $5.6 million as of June 30, 2025, respectively. Loans held for sale included SBA loans of $12.2 million as of December 31, 2024.

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

Loans held for sale includes a portion of residential mortgage loans and are reflected at the lower of aggregate cost or market value. When sales of residential mortgage loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur.

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

Credit Ratings

The Company places all SBA, commercial and residential construction loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. The credit risk rating is evaluated at the time of loan approval and subsequently during the annual reviews, in accordance with the guidelines set forth in the Loan Policy.

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$6,209	$31	$—	$4,177	$10,417	$27,642	$38,059
Commercial loans
SBA 504	—	—	—	—	—	49,947	49,947
Commercial & industrial	131	194	—	1,243	1,568	162,608	164,176
Commercial real estate	1,809	2,232	2,876	2,269	9,186	1,185,830	1,195,016
Commercial real estate construction	—	—	—	—	—	101,990	101,990
Residential mortgage loans	10,165	5,133	—	7,980	23,278	643,282	666,560
Consumer loans
Home equity	350	3,037	—	—	3,387	76,441	79,828
Consumer other	23	8	—	—	31	2,705	2,736
Residential construction loans	—	—	—	171	171	70,759	70,930
Total loans held for investment	18,687	10,635	2,876	15,840	48,038	2,321,204	2,369,242
Loans held for sale	—	—	—	—	—	13,352	13,352
Total loans	$18,687	$10,635	$2,876	$15,840	$48,038	$2,334,556	$2,382,594

	December 31, 2024
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,006	$451	$—	$3,850	$5,307	$33,002	$38,309
Commercial loans
SBA 504	—	—	—	—	—	48,479	48,479
Commercial & industrial	941	—	—	1,228	2,169	145,017	147,186
Commercial real estate	22,378	2,339	—	1,746	26,463	1,059,308	1,085,771
Commercial real estate construction	—	—	—	—	—	130,193	130,193
Residential mortgage loans	15,654	4,094	760	5,711	26,219	604,708	630,927
Consumer loans
Home equity	479	2,162	—	—	2,641	70,582	73,223
Consumer other	36	5	—	—	41	3,447	3,488
Residential construction loans	—	—	—	547	547	90,371	90,918
Total loans held for investment	40,494	9,051	760	13,082	63,387	2,185,107	2,248,494
Loans held for sale	—	—	—	—	—	12,163	12,163
Total loans	$40,494	$9,051	$760	$13,082	$63,387	$2,197,270	$2,260,657

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At June 30, 2025 and December 31, 2024, there was $11.2 million and $11.3 million of accrued interest on loans, respectively.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s CECL evaluation with the associated allowance amount, if applicable, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$286	$188	$—
Commercial loans
Commercial & industrial	638	33	—
Commercial real estate	4,850	4,236	—
Total commercial loans	5,488	4,269	—
Residential mortgage loans	6,668	6,668	—
Total individually evaluated loans with no related allowance	12,442	11,125	—

With an allowance:
SBA loans held for investment	4,940	3,990	416
Commercial loans
Commercial & industrial	1,510	1,210	150
Commercial real estate	912	909	1
Total commercial loans	2,422	2,119	151
Residential mortgage loans	1,437	1,312	168
Residential construction loans	171	171	44
Total individually evaluated loans with a related allowance	8,970	7,592	779

Total individually evaluated loans:
SBA loans held for investment	5,226	4,178	416
Commercial loans
Commercial & industrial	2,148	1,243	150
Commercial real estate	5,762	5,145	1
Total commercial loans	7,910	6,388	151
Residential mortgage loans	8,105	7,980	168
Residential construction loans	171	171	44
Total individually evaluated loans	$21,412	$18,717	$779

	December 31, 2024
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$432	$334	$—
Commercial loans
Commercial & industrial	638	33	—
Commercial real estate	2,055	1,746	—
Total commercial loans	2,693	1,779	—
Residential mortgage loans	4,238	4,238	—
Total individually evaluated loans with no related allowance	7,363	6,351	—

With an allowance:
SBA loans held for investment	4,011	3,516	755
Commercial loans
Commercial & industrial	1,672	1,195	62
Total commercial loans	1,672	1,195	62
Residential mortgage loans	2,413	2,233	52
Residential construction loans	547	547	102
Total individually evaluated loans with a related allowance	8,643	7,491	971

Total individually evaluated loans:
SBA loans held for investment	4,443	3,850	755
Commercial loans
Commercial & industrial	2,310	1,228	62
Commercial real estate	2,055	1,746	—
Total commercial loans	4,365	2,974	62
Residential mortgage loans	6,651	6,471	52
Residential construction loans	547	547	102
Total individually evaluated loans	$16,006	$13,842	$971

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of June 30, 2025 and December 31, 2024, respectively, as well as gross write-offs for the six months ended June 30, 2025 and the twelve months ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year, June 30, 2025

(In thousands)	2025	2024	2023	2022	2021	2020 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans
Risk Rating:
Pass	$1,094	$3,051	$1,282	$4,578	$6,417	$14,433	$-	$30,855
Special Mention	-	-	732	1,572	354	126	-	2,784
Substandard	-	-	368	1,599	2,116	337	-	4,420
Total SBA loans held for investment	$1,094	$3,051	$2,382	$7,749	$8,887	$14,896	$-	$38,059
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$-	$455	$-	$-	$-	$455

Commercial loans
Risk Rating:
Pass	$156,458	$201,932	$144,153	$330,429	$151,458	$410,059	$99,005	$1,493,494
Special Mention	-	-	-	1,531	914	2,948	140	5,533
Substandard	-	2,876	-	1,860	1,162	6,204	-	12,102
Total commercial loans	$156,458	$204,808	$144,153	$333,820	$153,534	$419,211	$99,145	$1,511,129
Commercial loans
Current-period gross writeoffs	$-	$-	$-	$-	$1	$101	$-	$102

Residential mortgage loans
Risk Rating:
Performing	$86,936	$82,320	$61,946	$211,180	$61,952	$154,221	$-	$658,555
Nonperforming	-	-	-	2,897	1,224	3,884	-	8,005
Total residential mortgage loans	$86,936	$82,320	$61,946	$214,077	$63,176	$158,105	$-	$666,560
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$182	$230	$-	$-	412

Consumer loans
Risk Rating:
Performing	$8,966	$5,120	$1,488	$2,834	$1,021	$8,489	$54,646	$82,564
Total consumer loans	$8,966	$5,120	$1,488	$2,834	$1,021	$8,489	$54,646	$82,564
Consumer loans
Current-period gross writeoffs	$-	$-	$-	$11	$60	$-	$-	$71

Residential construction
Risk Rating:
Pass	$14,907	$33,761	$6,519	$10,101	$1,783	$3,688	$-	$70,759
Substandard	-	-	-	-	-	171	-	171
Total residential construction loans	$14,907	$33,761	$6,519	$10,101	$1,783	$3,859	$-	$70,930
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment	$268,361	$329,060	$216,488	$568,581	$228,401	$604,560	$153,791	$2,369,242

	Term Loans
	Amortized Cost Basis by Origination Year, December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,167	$1,580	$5,205	$6,411	$5,570	$10,085	$-	$31,018
Special Mention	-	769	1,740	356	508	729	-	4,102
Substandard	-	-	956	2,116	116	1	-	3,189
Total SBA loans held for investment	$2,167	$2,349	$7,901	$8,883	$6,194	$10,815	$-	$38,309
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$300	$70	$-	$-	$-	$370

Commercial loans
Risk Rating:
Pass	$189,371	$167,190	$331,349	$161,508	$123,225	$330,131	$94,369	$1,397,143
Special Mention	-	-	6,269	1,737	-	3,108	17	11,131
Substandard	-	-	-	2	1,187	2,157	9	3,355
Total commercial loans	$189,371	$167,190	$337,618	$163,247	$124,412	$335,396	$94,395	$1,411,629
Commercial loans
Current-period gross writeoffs	$-	$-	$38	$138	$200	$107	$150	$633

Residential mortgage loans
Risk Rating:
Performing	$93,825	$73,862	$224,295	$65,192	$44,366	$122,916	$-	$624,456
Nonperforming	-	227	1,488	2,238	-	2,518	-	6,471
Total residential mortgage loans	$93,825	$74,089	$225,783	$67,430	$44,366	$125,434	$-	$630,927
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$150	$-	$-	$-	$150

Consumer loans
Risk Rating:
Performing	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Total consumer loans	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Consumer loans
Current-period gross writeoffs	$-	$-	$63	$100	$-	$198	$-	$361

Residential construction
Risk Rating:
Pass	$36,522	$16,889	$26,683	$7,766	$1,154	$1,357	$-	$90,371
Substandard	-	-	-	-	547	-	-	547
Total residential construction loans	$36,522	$16,889	$26,683	$7,766	$1,701	$1,357	$-	$90,918
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$277	$-	$277

Total loans held for investment	$327,783	$263,119	$601,260	$248,841	$177,340	$483,411	$146,740	$2,248,494

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the six months ended June 30, 2025 and 2024, respectively:

	Payment Delay		Term Extension		Interest Rate Reduction
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$187	0.5%	$214	0.6%	$—	—%
Commercial loans
Commercial & industrial	—	—	—	—	—	—
Commercial real estate	628	0.1	—	—	1,860	0.2
Residential mortgage loans	1,123	0.2	—	—	—	—
Consumer loans
Home equity	—	—	53	0.1	—	—
Balance as of June 30, 2025	$1,938	0.1%	$267	0.1%	$1,860	0.1%

	Principal Forgiveness		Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$4	—%	$99	0.3%	$—	—%
Commercial loans
Commercial & industrial	—	—	—	—	2,074	1.4
Commercial real estate	—	—	2,619	0.3	—	—
Residential mortgage loans	—	—	1,036	0.2	—	—
Consumer loans
Home equity	—	—	—	—	2,309	3.5
Balance as of June 30, 2024	$4	—%	$3,754	0.2%	$4,383	0.2%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. One loan, a $0.6 million residential mortgage loan that was modified during the twelve months ended June 30, 2025 was not in compliance with the modified terms.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30, 2025
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,095	$18,640	$6,527	$760	$629	$27,651
Charge-offs	(105)	(100)	(282)	(21)	—	(508)
Recoveries	2	102	—	40	—	144
Net (charge-offs) recoveries	(103)	2	(282)	19	—	(364)
Provision (credit) for credit losses charged to expense	185	895	671	6	(32)	1,725
Balance, end of period	$1,177	$19,537	$6,916	$785	$597	$29,012

	For the three months ended June 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,209	$16,187	$6,394	$922	$1,368	$26,080
Charge-offs	—	(138)	—	(130)	—	(268)
Recoveries	6	12	—	11	—	29
Net recoveries (charge-offs)	6	(126)	—	(119)	—	(239)
Provision (credit) for credit losses charged to expense	242	627	(181)	32	(454)	266
Balance, end of period	$1,457	$16,688	$6,213	$835	$914	$26,107

	For the six months ended June 30, 2025
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,535	$17,361	$6,254	$775	$863	$26,788
Charge-offs	(455)	(102)	(412)	(71)	—	(1,040)
Recoveries	7	107	—	67	—	181
Net (charge-offs) recoveries	(448)	5	(412)	(4)	—	(859)
Provision for (credit to) credit losses charged to expense	90	2,171	1,074	14	(266)	3,083
Balance, end of period	$1,177	$19,537	$6,916	$785	$597	$29,012

	For the six months ended June 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Charge-offs	—	(236)	—	(200)	(277)	(713)
Recoveries	14	24	—	21	—	59
Net recoveries (charge-offs)	14	(212)	—	(179)	(277)	(654)
Provision for (credit to) credit losses charged to expense	222	1,024	(316)	(8)	(15)	907
Balance, end of period	$1,457	$16,688	$6,213	$835	$914	$26,107

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated probable losses. At June 30, 2025, a $0.7 million commitment reserve was reported on the Balance Sheet as “Accrued expenses and other liabilities” and reported on the income statement as “Provision for credit losses, off-balance sheet”, compared to a reserve of $0.6 million at December 31, 2024.

Reserve for Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Debt securities available for sale” on the Balance Sheet. At June 30, 2025, a $0.8 million reserve was reported, compared to a $2.8 million reserve at December 31, 2024.

The Company maintains a reserve for credit losses on equity securities which are restricted. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Equity securities” on the Balance Sheet. At June 30, 2025, there was no reserve compared to a $1.2 million reserve at December 31, 2024.

The Company maintains a reserve for credit losses on HTM debt securities at a level that Management believes is adequate to absorb estimated probable losses. At June 30, 2025 and December 31, 2024, no reserve was reported on the Consolidated Balance Sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies or have a long history of no credit losses.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has variable rate debt as a source of funds for use in the Company’s lending and investment activities and for other general business purposes. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. Management believes it is prudent to limit the variability of a portion of its interest payments and therefore hedges its variable-rate interest payments. To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2025 and December 31, 2024, respectively is as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Notional amount	$20,000	$20,000
Fair value	$246	$139
Weighted average pay rate	2.89%	0.83%
Weighted average receive rate	4.34%	5.12%
Weighted average maturity in years	2.70	0.19
Number of contracts	1	1

During the three and six months ended June 30, 2025, the Company received variable rate Secured Overnight Financing Rate (“SOFR”) payments from and paid fixed rates in accordance with its interest rate swap agreements. At June 30, 2025, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at June 30, 2025 and 2024, respectively:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Loss recognized in OCI
Gross of tax	$(160)	$(191)	$(493)	$(304)
Net of tax	(117)	(139)	(359)	(220)
Gain reclassified from AOCI into net income
Gross of tax	73	238	229	476
Net of tax	53	168	166	338

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

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at June 30, 2025 and at December 31, 2024, as if the Company were subject to minimum capital requirements.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2025
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$358,827	15.65%	$183,480	8.00%	$229,350	10.00%
Bank	345,184	15.10	182,824	8.00	228,531	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	320,145	13.96	103,208	4.50	149,078	6.50
Bank	316,603	13.85	102,839	4.50	148,545	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	330,145	14.39	137,610	6.00	183,480	8.00
Bank	316,603	13.85	137,118	6.00	182,824	8.00
Tier 1 capital (to average total assets)
Company Consolidated	330,145	12.50	105,604	4.00	132,006	5.00
Bank	316,603	12.04	105,212	4.00	131,515	5.00

As of December 31, 2024
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$332,700	15.62%	$170,364	8.00%	$212,955	10.00%
Bank	324,763	15.37	169,013	8.00	211,266	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	296,071	13.90	95,830	4.50	138,421	6.50
Bank	298,342	14.12	95,070	4.50	137,323	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	306,071	14.37	127,773	6.00	170,364	8.00
Bank	298,342	14.12	126,760	6.00	169,013	8.00
Tier 1 capital (to average total assets)
Company Consolidated	306,071	12.22	100,150	4.00	125,187	5.00
Bank	298,342	11.95	99,844	4.00	124,806	5.00

*Prompt Corrective Action requirements only apply to the Bank.

NOTE 11. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

On July 4, 2025, subsequent to the end of the Company’s second fiscal quarter, the one big beautiful bill act (“OBBB”) was enacted into law. The legislation includes a number of significant tax-related provisions, including changes affecting corporate tax incentives, international tax provisions, and various business credits and deductions. Pursuant to ASC 740, Income Taxes, the Company will recognize the effects of the OBBB in the third fiscal quarter of 2025, the period in which the legislation was enacted. The Company is currently evaluating the potential impact of the OBBB on its financial statements, provided that, based on its preliminary assessment, it does not expect the legislation to have a material impact.

On July 25, 2025, subsequent to the end of the Company’s second fiscal quarter, the Company provided notice to Patriot National Bancorp, Inc. of its intent to convert the remaining $2.0 million par value in Senior Debt to Common Stock. Subject to market fluctuations, Management anticipates this event to have a positive material impact on third quarter 2025 earnings.

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

Earnings Summary

Net income totaled $16.5 million, or $1.61 per diluted share for the three months ended June 30, 2025, compared to $9.5 million, or $0.93 per diluted share for the same period in 2024. Return on average assets and return on average common equity for the quarter were 2.51 percent and 21.15 percent, respectively, compared to 1.56 percent and 14.07 percent for the same period in 2024. The increase in net income was partially attributable to pre-tax one-time gains of $3.5 million realized on the sale of securities and $2.0 million release for credit losses on securities, each related to securities of Patriot National Bancorp, Inc. held by the Company. Excluding this one-time event, on a non-GAAP basis, net income totaled $12.2 million, or $1.20 per diluted share for the three months ended June 30, 2025, representing return on average assets and return on average common equity of 1.86% and 15.70%, respectively.

Current quarter highlights include:

●	Net interest income increased 21.9 percent compared to the prior year’s quarter, primarily due to the increased yield and volume on loans and decreased yield on deposits, partially offset by increased volume of deposits.
●	Net interest margin equaled 4.49 percent this quarter compared to 4.01 percent in the prior year’s quarter. The increase was primarily due to the yield on interest-earning assets, complemented by a decrease in the cost of interest-bearing liabilities.
●	The provision for credit losses on loans and off-balance sheet items was $1.9 million for the three months ended June 30, 2025, compared to $0.3 million in provision for credit losses on loans and off-balance sheet items for the prior year’s quarter. The increase was primarily due to loan growth.

●	During the quarter ended June 30, 2025, with respect to the debt securities held by the Company issued by Patriot National Bancorp, Inc., the Company elected to convert a portion of the principal and past due interest into shares of Patriot National Bancorp, Inc. common stock, bringing the Company’s total holdings to 4.4 million shares. The Company sold all 4.4 million shares, resulting in $6.5 million in net proceeds and a realized gain of $3.5 million. The Company was also able to release $2.0 million from reserve for credit losses on securities. As of June 30, 2025, the Company holds $2.0 million in par of the modified senior debt position in the AFS portfolio with a carrying value of $1.0 million.
●	Noninterest income increased 186.0 percent compared to the prior year’s quarter, primarily due to the realized gain of $3.5 million discussed above. The increased was complemented by increases of branch fee income and gains on sale of mortgage loans, partially offset by decreased gains on sale of SBA loans.
●	Noninterest expense increased 8.7 percent compared to the prior year’s quarter, primarily due to increases in compensation and benefits.
●	The effective tax rate was 23.4 percent compared to 24.7 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income per common share - Basic (1)	$1.64	$0.94	$2.79	$1.89
Net income per common share - Diluted (2)	$1.61	$0.93	$2.74	$1.86
Return on average assets	2.51%	1.56%	2.18%	1.57%
Return on average equity (3)	21.15%	14.07%	18.42%	14.28%
Efficiency ratio (4)	42.31%	47.10%	42.59%	47.33%
Dividend payout ratio (5)	8.70%	13.98%	10.22%	13.98%
Average equity to average assets (6)	11.85%	11.09%	11.82%	11.01%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	The efficiency ratio is a non-GAAP measure of operational performance. It is defined as noninterest expense divided by the sum of net interest income plus noninterest income less any gains or losses on securities.
(5)	Defined as dividends declared per share divided by diluted net income per share.
(6)	Defined as average equity divided by average total assets.

The Company’s quarterly non-GAAP reconciliation may be found in the table below.

	For the three months ended
(In thousands, except percentages and per share amounts)	June 30, 2025	June 30, 2024
Adjusted net income:
Net income (GAAP)	$16,491		$9,454
Non-recurring transactions:
Less: Release of credit losses, securities	(2,036)		-
Less: Net securities gains pertaining to one-time sales	(3,509)		-
Add: Adjusted (provision) for income taxes	1,301		-
Adjusted net income (non-GAAP)	$12,247		$9,454

Adjusted net income per common share:
Weighted average common shares outstanding - Basic	10,033		10,016
Weighted average common shares outstanding - Diluted	10,212		10,149

Net income per common share - Basic (GAAP)	$1.64		$0.94
Net income per common share - Diluted (GAAP)	1.61		0.93

Adjusted net income per common share - Basic (non-GAAP)	$1.22	$
Adjusted net income per common share - Diluted (non-GAAP)	1.20

Adjusted return on average assets:
Total average assets	2,638,790		2,436,335

Return on average assets (GAAP)	2.51%		1.56%
Adjusted return on average assets (non-GAAP)	1.86

Adjusted return on average equity:
Total average equity	312,795		270,253

Return on average equity (GAAP)	21.15%		14.07%
Adjusted return on average equity (non-GAAP)	15.70

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

During the three months ended June 30, 2025, tax-equivalent net interest income amounted to $28.6 million, an increase of $5.1 million or 21.9 percent when compared to the same period in 2024. The net interest margin increased 48 basis points to 4.49 percent for the three months ended June 30, 2025, compared to 4.01 percent for the same period in 2024.

During the three months ended June 30, 2025, tax-equivalent interest income was $42.6 million, an increase of $4.6 million or 12.1 percent when compared to the same period in 2024. This increase was mainly driven by increases in the yield of loans and the balance of average loans.

●	Of the $4.6 million increase in interest income on a tax-equivalent basis, $1.5 million is due to an increase in yields on earning assets and $3.1 million due to the increased average volume of interest-earning assets.
●	The average volume of interest-earning assets increased $202.0 million to $2.6 billion for the second quarter of 2025 compared to $2.3 billion in 2024. This was due primarily to a $192.9 million increase in average loans. The increase was complemented by a $11.7 million increase in average interest-bearing deposits, partially offset by $2.3 million and $0.3 million decrease in investment securities and average FHLB stock, respectively.
●	The yield on total interest-earning assets increased 19 basis points to 6.70 percent for the three months ended June 30, 2025, when compared to the same period in 2024. The yield on the loan portfolio increased 25 basis points to 6.75 percent.

Total interest expense was $14.0 million for the three months ended June 30, 2025, a decrease of $0.5 million or 3.6 percent compared to the same period in 2024. This decrease was driven by the decrease in rate paid on interest bearing deposits and borrowed funds and subordinated debentures, which was partially offset by an increase in the volume of time deposits.

●	The $0.5 million decrease in interest expense resulted from a $1.7 million decrease in rate on average interest-bearing liabilities, partially offset by an increase of $1.2 million in volume and a shift in the mix of liability categories.
●	The average cost of interest-bearing liabilities decreased 32 basis points to 3.05 percent for the three months ended June 30, 2025 compared to 2024. The cost of interest-bearing deposits decreased 35 basis points from the prior year’s period.
●	Interest-bearing liabilities averaged $1.8 billion during the three months ended June 30 2025, an increase of $113.6 million, compared to the same period in 2024. The increase in interest-bearing liabilities was primarily due to an increase in time deposits and interest-bearing demand deposits, partially offset by a decrease in brokered and savings deposits and borrowed funds.

During the six months ended June 30, 2025, tax-equivalent interest income was $83.4 million, an increase of $7.5 million or 9.9 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the rates and volume on loans, partially offset by lower rates on securities, FHLB stock and interest-bearing deposits.

●	Of the $7.5 million net increase in interest income on a tax-equivalent basis, $2.8 million is due to an increase in yields on the earning assets and $4.7 million is due to an increase to average earning assets.
●	The average volume of interest-earning assets increased $167.5 million to $2.5 billion for the six months ended June 30, 2025 compared to $2.3 billion for the same period in 2024. This was due primarily to a $160.9 million increase in average loans, $5.7 million increase in interest-bearing deposits, $2.8 million increase in average investment securities, partially offset by a $1.9 million decrease in FHLB stock.
●	The yield on total interest-earning assets increased 18 basis points to 6.69 percent for the six months ended June 30, 2025 when compared to the same period in 2024. The yield on the loan portfolio increased 25 basis points to 6.73 percent.

Total interest expense was $27.6 million for the six months ended June 30, 2025, a decrease of $1.1 million or 3.7 percent compared to the same period in 2024. This decrease reflects decreased rates on interest-bearing deposits along with a decreased reliance on borrowed funds.

●	Of the $1.1 million decrease in interest expense, $2.9 million was due to the decreased rate of interest-bearing liabilities, partially offset by $1.8 million due to increased volumes of interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.8 billion for the six months ended June 30, 2025, an increase of $91.7 million or 5.3 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities decreased 28 basis points to 3.04 percent for the six months ended June 30, 2025. The cost of interest-bearing deposits decreased 24 basis points to 2.99 percent and the cost of borrowed funds and subordinated debentures decreased 40 basis points to 3.71 percent.

The following table provides a 5 quarter look back at yield on interest-earning assets, cost of interest-bearing liabilities, and net interest margin.

7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Yield on Interest-Earning Assets
Cost of Interest-Bearing Liabilities
Net Interest Margin

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	June 30, 2025			June 30, 2024
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$43,985	$487	4.44%	$32,237	$435	5.43%
FHLB stock	7,626	130	6.82	7,951	180	9.12
Securities:
Taxable	138,283	1,735	5.02	140,501	1,749	4.98
Tax-exempt	1,471	20	5.59	1,571	18	4.55
Total securities (A)	139,754	1,755	5.02	142,072	1,767	4.97
Loans:
SBA loans	48,646	856	7.04	57,704	1,287	8.92
Commercial loans	1,497,021	25,736	6.80	1,300,754	21,160	6.44
Residential mortgage loans	658,239	10,390	6.31	625,086	9,316	5.96
Consumer loans	82,265	1,491	7.17	69,943	1,390	7.86
Residential construction loans	72,525	1,758	9.59	112,272	2,453	8.64
Total loans (B)	2,358,696	40,231	6.75	2,165,759	35,606	6.50
Total interest-earning assets	$2,550,061	$42,603	6.70%	$2,348,019	$37,988	6.51%

Noninterest-earning assets:
Cash and due from banks	21,601			23,547
Allowance for credit losses	(28,067)			(26,202)
Other assets	95,195			90,971
Total noninterest-earning assets	88,729			88,316
Total assets	$2,638,790			$2,436,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$354,353	$1,898	2.15%	$337,629	$2,010	2.39%
Savings deposits	487,307	2,718	2.24	504,685	3,349	2.67
Brokered deposits	207,128	1,786	3.46	228,276	2,181	3.84
Time deposits	682,426	6,560	3.86	535,444	5,832	4.38
Total interest-bearing deposits	1,731,214	12,962	3.00	1,606,034	13,372	3.35
Borrowed funds and subordinated debentures	118,166	1,081	3.62	129,763	1,191	3.63
Total interest-bearing liabilities	$1,849,380	$14,043	3.05%	$1,735,797	$14,563	3.37%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	442,151			401,146
Other liabilities	34,464			29,139
Total noninterest-bearing liabilities	476,615			430,285
Total shareholders' equity	312,795			270,253
Total liabilities and shareholders' equity	$2,638,790			$2,436,335

Net interest spread		$28,560	3.66%		$23,425	3.13%
Tax-equivalent basis adjustment		(3)			(1)
Net interest income		$28,557			$23,424
Net interest margin			4.49%			4.01%

(A) Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.

(B) The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

	For the six months ended
	June 30, 2025			June 30, 2024
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$37,161	$819	4.44%	$31,461	$855	5.46%
FHLB stock	7,543	312	8.34	9,476	460	9.76
Securities:
Taxable	140,552	3,521	5.01	137,688	3,598	5.23
Tax-exempt	1,533	38	5.07	1,615	36	4.51
Total securities (A)	142,085	3,559	5.01	139,303	3,634	5.22
Loans
SBA loans	49,139	1,790	7.25	59,020	2,628	8.86
Commercial loans	1,472,148	49,996	6.75	1,291,176	41,990	6.43
Residential mortgage loans	649,041	20,337	6.27	625,269	18,535	5.93
Consumer loans	78,730	2,837	7.17	70,096	2,792	7.88
Residential construction loans	78,437	3,754	9.52	120,996	5,031	8.22
Total loans (B)	2,327,495	78,714	6.73	2,166,557	70,976	6.48
Total interest-earning assets	$2,514,284	$83,404	6.69%	$2,346,797	$75,925	6.51%

Noninterest-earning assets:
Cash and due from banks	22,354			23,383
Allowance for credit losses	(27,763)			(26,130)
Other assets	93,385			92,486
Total noninterest-earning assets	87,976			89,739
Total assets	$2,602,260			$2,436,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$348,206	$3,520	2.04%	$331,229	$3,720	2.26%
Savings deposits	491,158	5,311	2.18	503,878	6,493	2.59
Brokered deposits	210,305	3,573	3.43	235,934	4,476	3.82
Time deposits	660,304	12,975	3.96	500,305	10,531	4.23
Total interest-bearing deposits	1,709,973	25,379	2.99	1,571,346	25,220	3.23
Borrowed funds and subordinated debentures	118,648	2,214	3.71	165,550	3,439	4.11
Total interest-bearing liabilities	$1,828,621	$27,593	3.04%	$1,736,896	$28,659	3.32%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	433,906			402,497
Other liabilities	32,161			28,943
Total noninterest-bearing liabilities	466,067			431,440
Total shareholders’ equity	307,572			268,200
Total liabilities and shareholders’ equity	$2,602,260			$2,436,536

Net interest spread		$55,811	3.65%		$47,266	3.19%
Tax-equivalent basis adjustment		(3)			(1)
Net interest income		$55,808			$47,265
Net interest margin			4.48%			4.05%

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

	For the three months ended June 30, 2025 versus June 30, 2024			For the six months ended June 30, 2025 versus June 30, 2024
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume Mix	Rate	Net	Volume Mix	Rate	Net
Interest income:
Interest-bearing deposits	$141	$(89)	$52	$139	$(175)	$(36)
FHLB stock	(7)	(43)	(50)	(86)	(62)	(148)
Securities	(33)	17	(16)	72	(151)	(79)
Loans	2,967	1,658	4,625	4,597	3,141	7,738
Total interest income	$3,068	$1,543	$4,611	$4,722	$2,753	$7,475
Interest expense:
Demand deposits	$97	$(209)	$(112)	$180	$(380)	$(200)
Savings deposits	(111)	(520)	(631)	(161)	(1,021)	(1,182)
Brokered deposits	(191)	(204)	(395)	(466)	(437)	(903)
Time deposits	1,477	(749)	728	3,154	(710)	2,444
Total interest-bearing deposits	1,272	(1,682)	(410)	2,707	(2,548)	159
Borrowed funds and subordinated debentures	(107)	(3)	(110)	(912)	(313)	(1,225)
Total interest expense	1,165	(1,685)	(520)	1,795	(2,861)	(1,066)
Net interest income - fully tax-equivalent	$1,903	$3,228	$5,131	$2,927	$5,614	$8,541
Increase in tax-equivalent adjustment			(2)			(2)
Net interest income			$5,133			$8,543

Provision for Credit Losses

The provision for credit losses for loans was $1.7 and $3.1 million during the three and six months ended June 30, 2025, compared to $0.3 million and $0.9 for the same periods in 2024. The increase was primarily driven by increases in the general reserve calculation due to loan growth.

The provision for credit losses for off-balance sheet exposures totaled $0.1 million for the three and six months ended June 30, 2025, compared to $13 thousand and $15 thousand for the same periods in 2024.

There was a $2.0 million release in provision for credit losses on securities for the three and six months ended June 30, 2025, compared to a $0.6 million provision for the same periods in 2024.

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

Income Tax Expense

For the quarter ended June 30, 2025, the Company reported income tax expense of $5.0 million for an effective tax rate of 23.4 percent, compared to income tax expense of $3.1 million and an effective tax rate of 24.7 percent for the prior year’s quarter. For the six months ended June 30, 2025, the Company reported income tax expense of $8.9 million for an effective tax rate of 24.0 percent, compared to an income tax expense of $6.3 million and an effective tax rate of 24.9 percent for the six months ended June 30, 2024.

Financial Condition at June 30, 2025

Total assets increased $274.5 million or 10.3 percent, to $2.9 billion at June 30, 2025, when compared to year end 2024. This increase was primarily due to increases of $121.9 million in gross loans, $113.3 million in cash and cash equivalents, $39.4 million in prepaid expenses and other assets and $7.2 million in FHLB stock, partially offset by a decrease of $5.7 million in securities.

Total shareholders’ equity increased $24.3 million, when compared to year end 2024, primarily due to earnings and an increase in common stock, partially offset by dividends paid on common stock and the repurchase of shares during the six months ended June 30, 2025.

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

AFS debt securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. AFS debt securities consist primarily of obligations of U.S. Government, state and political subdivisions, mortgage-backed securities, asset-backed securities and corporate and other securities.

AFS debt securities totaled $92.5 million at June 30, 2025, a decrease of $1.4 million or 1.5 percent, compared to $93.9 million at December 31, 2024. This net decrease was the result of:

●	$10.7 million in principal payments, calls and maturities;
●	$1.0 million in proceeds from sales;
●	$0.9 million transfer of senior debt security modification to equity (net of valuation allowance);
●	Partially offset by $10.5 million in purchases; and
●	$0.7 million in appreciation in the market value of the portfolio. At June 30, 2025, the portfolio had a net unrealized loss of $2.8 million compared to a net unrealized loss of $3.5 million at December 31, 2024. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.6 years and 4.9 years at June 30, 2025 and December 31, 2024, respectively. The effective duration of AFS debt securities amounted to 1.7 and 1.4 years at June 30, 2025 and December 31, 2024, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $36.4 million at June 30, 2025, a decrease of $4.9 million or 11.8 percent, compared to $41.3 million at December 31, 2024. The decrease was due to:

●	$4.9 million in principal payments

The weighted average life of HTM securities, adjusted for prepayments, amounted to 14.7 years and 14.3 years at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the fair value of HTM securities was $29.7 million and $33.8 million, respectively. The effective duration of HTM securities amounted to 10.9 years and 9.0 years at June 30, 2025 and December 31, 2024, respectively.

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

Equity securities totaled $10.4 million at June 30, 2025, an increase of $0.6 million or 5.8 percent, compared to $9.9 million at December 31, 2024. This net increase was the result of:

●	$3.6 million in realized gains on sales,
●	$2.0 million in release of provision for credit losses on securities,
●	$0.9 million transfer of senior debt security modification to equity (net of valuation allowance),
●	$0.5 million in purchases,
●	Partially offset by $6.4 million in sales.

Securities with a carrying value of $60.6 million and $11.5 million at June 30, 2025 and December 31, 2024, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowered against at June 30, 2025 and December 31, 2024.

Approximately 56 percent of the total debt security investment portfolio had a fixed rate of interest at June 30, 2025.

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

Total loans increased $121.9 million or 5.4 percent to $2.4 billion at June 30, 2025, compared to year end 2024. Commercial, residential mortgage, consumer and loans held for sale increased by $99.5 million, $35.6 million, $5.9 million and $1.2 million, respectively. This was offset by decreases of $20.0 million and $0.3 million in residential construction and SBA held for investment, respectively.

Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio as of June 30, 2025:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
SBA 504	89.6%	1.4%	8.7%	0.3%
Commercial construction	92.5	4.5	3.0	—
Commercial & industrial	91.8	2.2	4.0	2.0
Commercial mortgage - owner occupied	86.4	7.1	3.3	3.2
Commercial mortgage - nonowner occupied	89.9	3.8	0.6	5.7
Other	83.2	15.7	0.7	0.4
Total	88.4%	5.7%	2.5%	3.4%

Average loans increased $160.9 million or 7.4 percent to $2.3 billion the six months ended June 30, 2025 from $2.2 billion for the same period in 2024. The increase in average loans was due to increases in average commercial, residential mortgages and consumer loans, partially offset by decreases in average residential construction and SBA loans. The yield on the overall loan portfolio increased 25 basis points to 6.73 percent for the six months ended June 30, 2025 when compared to the same period in the prior year.

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

SBA loans held for sale, carried at the lower of cost or market, amounted to $7.8 million at June 30, 2025, a decrease of $4.4 million from $12.2 million at December 31, 2024. SBA 7(a) loans held for investment amounted to $38.1 million at June 30, 2025, a decrease of $0.2 million from $38.3 million at December 31, 2024. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 7.25 percent for the six months ended June 30, 2025 compared to 8.86 percent for the same period in the prior year. The Company sold $2.7 million of SBA loans during the three months ended June 30, 2025.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $53.9 million and $72.6 million in SBA loans were sold but serviced by the Bank at June 30, 2025 and December 31, 2024, respectively, and are not included on the Company’s Balance Sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.5 billion at June 30, 2025, an increase of $99.5 million from year end 2024. The yield on commercial loans was 6.75 percent for the six months ended June 30, 2025, compared to 6.43 percent for the same period in 2024. In most cases, these loans are secured by underlying real estate collateral. SBA 504 program loans, which consist of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. At June 30, 2025, Commercial Mortgage – Owner Occupied, Commercial Mortgage – Nonowner Occupied and Commercial Construction represent 26.5 percent, 19.9 percent and 4.3 percent of the Company’s loan portfolio, respectively. The Company will generally not exceed a combined loan-to-value ratio of 75 percent at origination. Unity continually evaluates and monitors its credit risk policies and procedures. Further, Unity continuously monitors loan portfolio concentrations across key credit characteristics (e.g., state and local geographies, industries, etc.). Loans are subject to periodic loan review procedures in accordance with the Company’s Loan Policy. A portion of the loan reviews are performed by an independent and external loan review function.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $666.6 million at June 30, 2025, an increase of $35.6 million from year end 2024. Sales of conforming mortgage loans totaled $23.6 million for the six months ended June 30, 2025, compared to sales of $24.7 million in the prior year period. The yield on residential mortgages was 6.27 percent for the six months ended June 30, 2025, compared to 5.93 percent for the same period in 2024. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $82.6 million at June 30, 2025, an increase of $5.9 million from year end 2024. The yield on consumer loans was 7.17 percent for the six months ended June 30, 2025, compared to 7.88 percent for the same period in 2024.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $70.9 million at June 30, 2025, a decrease of $20.0 million from year end 2024. The yield on residential construction loans was 9.52 percent for the six months ended June 30, 2025, compared to 8.22 percent for the same period in 2024.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At June 30, 2025 and December 31, 2024, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of June 30, 2025 and December 31, 2024:

In thousands, except percentages	June 30, 2025%		December 31, 2024%
Loans held for sale	$13,352	0.6%	$12,163	0.5%
SBA loans	38,059	1.6%	38,309	1.7%
Commercial loans
Commercial construction	101,990	4.3%	130,193	5.8%
SBA 504	49,947	2.1%	48,479	2.1%
Commercial & industrial	164,176	6.9%	147,186	6.5%
Commercial mortgage - owner occupied	631,441	26.5%	577,541	25.6%
Commercial mortgage - nonowner occupied	474,499	19.9%	428,600	19.0%
Other	89,076	3.7%	79,630	3.5%
Total commercial loans	1,511,129	63.4%	1,411,629	62.5%
Residential mortgage loans	666,560	28.0%	630,927	27.9%
Consumer loans
Home equity	79,828	3.3%	73,223	3.2%
Consumer other	2,736	0.1%	3,488	0.2%
Total consumer loans	82,564	3.4%	76,711	3.4%
Residential construction	70,930	3.0%	90,918	4.0%
Total gross loans	$2,382,594	100.0%	$2,260,657	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonaccrual loans were $15.8 million at June 30, 2025, a $2.7 million increase from $13.1 million at December 31, 2024 and a $3.7 million increase from $12.1 million at June 30, 2024, respectively. Since year end 2024, nonaccrual loans in the residential mortgage, SBA and commercial segments increased, offset by a decrease in nonaccrual loans in the residential construction segment. In addition, there was $2.9 million in loans past due 90 days or more and still accruing interest at June 30, 2025, compared to $0.8 million at December 31, 2024 and $0.4 million at June 30, 2024.

The following table set forth an analysis of nonaccrual loans as of June 30, 2025 based off of geographical location:

			Residential	Residential
(in thousands)	SBA	Commercial	Mortgage	Construction	Total
Ending balance:
New Jersey	$1,370	$3,479	$6,046	$171	$11,066
New York	2,720	—	563	—	3,283
Other	87	33	1,371	—	1,491
Total	$4,177	$3,512	$7,980	$171	$15,840

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $12.1 million at June 30, 2025, a decrease of $2.5 million from $14.6 million at December 31, 2024.

During the quarter ended June 30, 2025, with respect to the debt securities held by Unity issued by Patriot

National Bancorp, Inc., Unity elected to convert a portion of the principal and past due interest into shares of

Patriot National Bancorp, Inc. common stock, bringing Unity’s total holdings to 4.4 million shares. Subsequently,

Unity sold all 4.4 million shares, resulting in $6.5 million in net proceeds and a realized gain of $3.5 million. Unity was also able to release $2.0 million from reserve for credit losses on securities. As of June 30, 2025, Unity holds $2.0 million in par of the modified senior debt position in the AFS portfolio with a carrying value of $1.0 million.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses on loans totaled $29.0 million at June 30, 2025, compared to $26.8 million at December 31, 2024 and $26.1 million at June 30, 2024, with a resulting allowance to total loan ratio of 1.22 percent at June 30, 2025, compared to 1.18 percent at December 31, 2024 and 1.20 percent at June 30, 2024. Net charge-offs amounted to $0.9 million for the six months ended June 30, 2025, compared to net charge-offs of $0.7 million for the same period in 2024.

The Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in Other liabilities. At June 30, 2025 the commitment reserve totaled $0.7 million and $0.6 million at December 31, 2024.

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

Total deposits increased $87.1 million to $2.2 billion at June 30, 2025 from year end 2024. This increase was due to increases of $28.6 million in time deposits, $23.8 million in noninterest-bearing demand deposits, $20.1 million in brokered deposits, $14.5 million in savings deposits and $0.1 million in interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2024 reflects a 9.2 percent increase in brokered deposits, a 5.4 percent increase in noninterest-bearing demand deposits, a 4.6 percent increase in time deposits and a 3.0 percent increase in savings deposits.

As of June 30, 2025, 19.5 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of June 30, 2025, consisted of 21.2 percent in noninterest-bearing demand deposits, 16.2 percent in interest-bearing demand deposits, 23.2 percent in savings deposits and 39.4 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages and commercial loans collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $387.4 million and $230.8 million at June 30, 2025 and December 31, 2024, respectively, and are broken down in the following table:

(In thousands)	June 30, 2025	December 31, 2024
FHLB borrowings:
Non-overnight, fixed rate advances	$47,107	$20,504
Overnight advances	250,000	140,000
Puttable advances	80,000	60,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$387,417	$230,814

In June 2025, the FHLB issued a $205.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $28.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At June 30, 2025, the Company had $212.0 million of additional credit available at the FHLB, $225.8 million of additional credit available at the FRB and $20.0 million of additional credit available from other sources. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the lines with the FHLB and FRB.

For the six months ended June 30, 2025, average FHLB Borrowings were $108.3 million with a weighted average cost of 3.54%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 6.175 percent at June 30, 2025 and 6.189 percent at December 31, 2024.

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

The following table presents the Company’s Economic Value of Equity (“EVE”) and Net Interest Income (“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at June 30, 2025 and December 31, 2024:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2025
+300	$304,360	$(64,686)	(17.53)%	$109,107	$(8,530)	(7.25)%
+200	327,302	(41,744)	(11.31)	112,215	(5,422)	(4.61)
+100	350,002	(19,044)	(5.16)	115,033	(2,604)	(2.21)
0	369,046	—	—	117,637	—	—
-100	369,308	262	0.07	118,506	869	0.74
-200	376,575	7,529	2.04	118,091	454	0.39
-300	366,912	(2,134)	(0.58)	117,133	(504)	(0.43)
December 31, 2024
+300	$275,851	$(68,710)	(19.94)%	$104,992	$(7,328)	(6.52)%
+200	299,233	(45,328)	(13.16)	107,470	(4,850)	(4.32)
+100	322,622	(21,939)	(6.37)	109,726	(2,594)	(2.31)
0	344,561	—	—	112,320	—	—
-100	344,853	292	0.08	113,029	709	0.63
-200	351,231	6,670	1.94	112,133	(187)	(0.17)
-300	340,076	(4,485)	(1.30)	111,365	(955)	(0.85)

Off Balance Sheet Arrangements and Contractual Obligations

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of June 30, 2025:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$2,340	$879	$237	$1,783	$5,239
Contractual obligations:
Time deposits	756,661	103,360	1,823	108	861,952
Borrowed funds and subordinated debentures	287,107	5,000	85,000	10,310	387,417
Operating leases	637	1,090	744	2,069	4,540
Total off-balance sheet arrangements and contractual obligations	$1,046,745	$110,329	$87,804	$14,270	$1,259,148

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At June 30, 2025, the balance of cash and cash equivalents was $293.7 million, an increase of $113.3 million from December 31, 2024. A discussion of on- and off-balance sheet liquidity follows.

●	Securities. The Company’s available for sale investment portfolio amounted to $92.5 million and $93.9 million at June 30, 2025 and December 31, 2024, respectively.
●	Loans. Loans held for sale portfolio amounted to $13.4 million and $12.2 million at June 30, 2025 and December 31, 2024, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Commitments. The Company was committed to advance approximately $457.5 million to its borrowers as of June 30, 2025, compared to $322.3 million at December 31, 2024. At June 30, 2025, $225.8 million of these commitments expire within one year, compared to $167.1 million at December 31, 2024. The Company had $5.2 million and $5.5 million in standby letters of credit at June 30, 2025 and December 31, 2024, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.
●	Deposits. As of June 30, 2025, deposits included $403.4 million of government deposits, as compared to $400.6 million at year end 2024. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Within this portfolio the average deposit size was $7.2 million as of June 30, 2025.
●	Borrowed Funds. Total FHLB borrowings amounted to $377.1 million and $220.5 million as of June 30, 2025 and December 31, 2024, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At June 30, 2025, pledging provided an additional $212.0 million in borrowing potential from the FHLB, $225.8 million from the FRB and $20.0 million from other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB. As of June 30, 2025, total available funding plus cash on hand represented 168.8% of uninsured or uncollateralized deposits.

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp, Inc. and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2025, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

See Note 10 to the accompanying Consolidated Financial Statements for more information regarding Regulatory Capital.

Shareholders’ Equity

Repurchase Plan

On August 1, 2024, the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. For the quarter ended June 30, 2025 50 thousand shares were repurchased at a weighted average price of $38.78, leaving 635 thousand shares available for repurchase. For the quarter ended June 30, 2024, a total of 69 thousand shares were repurchased at an average price of $26.77. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

			Total Number of	Maximum Number
	Total	Weighted	Shares Purchased	of Shares that may
	Number of	Average	as Part of Publicly	yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
April 1, 2025 through April 30, 2025	50,000	$38.78	50,000	634,645
May 1, 2025 through May 31, 2025	—	—	—	634,645
June 1, 2025 through June 30, 2025	—	—	—	634,645

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2025, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of June 30, 2025 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2024.

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

UNITY BANCORP, INC.

Dated:	August 7, 2025	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer