Form 10-Q
period 2025-09-30
UNITY BANCORP INC /NJ/
filed 2025-11-06
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2025 common stock, no par value: 10,039,444 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$20,860	$20,206
Interest-bearing deposits	182,626	160,232
Cash and cash equivalents	203,486	180,438
Securities:
Debt securities available for sale ("AFS"), at fair value, net of valuation allowance	82,063	93,884
Debt securities held to maturity ("HTM"), at amortized cost	36,505	41,294
Equity securities, at market value	12,684	9,850
Total securities	131,252	145,028
Loans:
Loans held for sale	15,421	12,163
SBA loans held for investment	37,537	38,309
Commercial loans	1,582,608	1,411,629
Residential mortgage loans	676,862	630,927
Consumer loans	82,857	76,711
Residential construction loans	73,242	90,918
Total loans	2,468,527	2,260,657
Allowance for credit losses	(30,245)	(26,788)
Net loans	2,438,282	2,233,869
Premises and equipment, net	18,439	18,778
Bank owned life insurance ("BOLI")	26,319	25,773
Deferred tax assets, net	15,022	14,106
Federal Home Loan Bank ("FHLB") stock	13,218	12,507
Accrued interest receivable	13,288	12,691
Goodwill	1,516	1,516
Prepaid expenses and other assets	15,543	9,311
Total assets	$2,876,365	$2,654,017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$447,510	$440,803
Interest-bearing demand	362,449	321,780
Savings	535,560	491,175
Brokered deposits	235,122	217,931
Time deposits	686,843	628,624
Total deposits	2,267,484	2,100,313
Borrowed funds	231,707	220,504
Subordinated debentures	10,310	10,310
Accrued interest payable	1,790	1,702
Accrued expenses and other liabilities	31,051	25,605
Total liabilities	2,542,342	2,358,434
Shareholders’ equity:
Common stock	105,320	103,936
Retained earnings	265,491	227,331
Treasury stock	(35,515)	(33,577)
Accumulated other comprehensive loss	(1,273)	(2,107)
Total shareholders’ equity	334,023	295,583
Total liabilities and shareholders’ equity	$2,876,365	$2,654,017

Common shares at period end
Shares issued	11,681	11,616
Shares outstanding	10,041	10,026
Treasury shares	1,640	1,590

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
INTEREST INCOME
Interest-bearing deposits	$472	$695	$1,291	$1,549
FHLB stock	121	164	433	624
Securities:
Taxable	1,735	1,904	5,257	5,503
Tax-exempt	18	17	53	53
Total securities	1,753	1,921	5,310	5,556
Loans:
SBA loans	964	1,159	2,753	3,787
Commercial loans	27,197	22,283	77,192	64,273
Residential mortgage loans	10,749	9,657	31,086	28,192
Consumer loans	1,469	1,436	4,306	4,228
Residential construction loans	1,636	2,235	5,390	7,265
Total loans	42,015	36,770	120,727	107,745
Total interest income	44,361	39,550	127,761	115,474
INTEREST EXPENSE
Interest-bearing demand deposits	1,998	1,802	5,518	5,523
Savings deposits	3,177	3,605	8,488	10,097
Brokered deposits	2,003	2,039	5,575	6,516
Time deposits	6,247	6,186	19,222	16,718
Borrowed funds and subordinated debentures	1,080	1,062	3,294	4,499
Total interest expense	14,505	14,694	42,097	43,353
Net interest income	29,856	24,856	85,664	72,121
Provision for credit losses, loans	1,409	1,029	4,491	1,937
(Release) Provision for credit losses, off-balance sheet	(80)	51	16	66
(Release) Provision for credit losses, securities	(787)	—	(2,824)	646
Net interest income after provision for credit losses	29,314	23,776	83,981	69,472
NONINTEREST INCOME
Branch fee income	450	420	1,362	929
Service and loan fee income	607	753	2,007	1,677
Gain on sale of SBA loans held for sale, net	238	70	540	613
Gain on sale of mortgage loans, net	582	549	1,185	1,134
BOLI income	211	135	546	389
Net security gains	475	499	4,026	573
Other income	404	377	1,217	1,238
Total noninterest income	2,967	2,803	10,883	6,553
NONINTEREST EXPENSE
Compensation and benefits	8,430	7,274	24,492	21,751
Processing and communications	1,150	868	3,116	2,615
Occupancy	838	781	2,527	2,394
Furniture and equipment	838	803	2,370	2,306
Professional services	405	326	1,118	1,167
Advertising	456	465	1,302	1,263
Loan related expenses	151	223	462	959
Deposit insurance	320	245	874	905
Director fees	263	232	1,022	709
Other expenses	564	795	1,758	2,055
Total noninterest expense	13,415	12,012	39,041	36,124
Income before provision for income taxes	18,866	14,567	55,823	39,901
Provision for income taxes	4,476	3,662	13,339	9,956
Net income	$14,390	$10,905	$42,484	$29,945
Net income per common share – Basic	$1.43	$1.09	$4.23	$2.98
Net income per common share – Diluted	$1.41	$1.07	$4.15	$2.94
Weighted average common shares outstanding – Basic	10,036	9,978	10,041	10,040
Weighted average common shares outstanding – Diluted	10,233	10,148	10,231	10,192

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2025			September 30, 2024

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$18,866	$4,476	$14,390	$14,567	$3,662	$10,905
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains on debt securities arising during the period	891	219	672	1,321	323	998
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized gains on debt securities available for sale	891	219	672	1,321	323	998
Cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(103)	(28)	(75)	(407)	(113)	(294)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(74)	(19)	(55)	(237)	(65)	(172)
Total unrealized losses on cash flow hedges	(29)	(9)	(20)	(170)	(48)	(122)
Total other comprehensive income	862	210	652	1,151	275	876
Total comprehensive income	$19,728	$4,686	$15,042	$15,718	$3,937	$11,781

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the nine months ended
	September 30, 2025			September 30, 2024
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$55,823	$13,339	$42,484	$39,901	$9,956	$29,945
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains on debt securities arising during the period	1,608	395	1,213	1,159	284	875
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized gains on debt securities available for sale	1,608	395	1,213	1,159	284	875
Cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(825)	(226)	(599)	(1,188)	(329)	(859)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(303)	(83)	(220)	(714)	(197)	(517)
Total unrealized losses on cash flow hedges	(522)	(143)	(379)	(474)	(132)	(342)
Total other comprehensive income	1,086	252	834	685	152	533
Total comprehensive income	$56,909	$13,591	$43,318	$40,586	$10,108	$30,478

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2025

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2024	10,026	$103,936	$227,331	$(33,577)	$(2,107)	$295,583
Net income	—	—	11,598	—	—	11,598
Other comprehensive income, net of tax	—	—	—	—	275	275
Dividends on common stock ($0.14 per share)	1	56	(1,411)	—	—	(1,355)
Share-based compensation (1)	49	41	—	—	—	41
Balance, March 31, 2025	10,076	$104,033	$237,518	$(33,577)	$(1,832)	$306,142
Net income	—	—	16,491	—	—	16,491
Other comprehensive loss, net of tax	—	—	—	—	(93)	(93)
Dividends on common stock ($0.14 per share)	1	53	(1,403)	—	—	(1,350)
Share-based compensation (1)	5	588	—	—	—	588
Treasury stock purchased, at cost	(50)	—	—	(1,938)	—	(1,938)
Balance, June 30, 2025	10,032	$104,674	$252,606	$(35,515)	$(1,925)	$319,840
Net income	—	—	14,390	—	—	14,390
Other comprehensive income, net of tax	—	—	—	—	652	652
Dividends on common stock ($0.15 per share)	1	57	(1,505)	—	—	(1,448)
Share-based compensation (1)	8	589	—	—	—	589
Balance, September 30, 2025	10,041	$105,320	$265,491	$(35,515)	$(1,273)	$334,023

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

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

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net income	$42,484	$29,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	4,491	1,937
(Release) Provision for credit losses, securities	(2,824)	646
Net accretion of purchase premiums and discounts on securities	(60)	(189)
Depreciation and amortization	1,706	1,757
Deferred income tax benefit	(1,165)	(2,116)
Net realized security gains	(3,498)	(95)
Stock compensation expense	1,565	1,381
Gain on sale of mortgage loans, net	(1,185)	(1,134)
Gain on sale of SBA loans held for sale, net	(540)	(613)
BOLI income	(546)	(389)
Net change in other assets and liabilities	(2,354)	(6,163)
Net cash provided by operating activities	38,074	24,967
INVESTING ACTIVITIES
Purchases of equity securities	(500)	(2,247)
Purchases of AFS securities	(11,450)	(10,500)
(Purchase) redemption of FHLB stock, at cost, net	(711)	3,851
Maturities, calls, and principal payments on HTM securities	4,839	100
Maturities, calls, and principal payments on AFS securities	21,919	5,113
Proceeds from sales on AFS securities	998	—
Proceeds from sales of equity securities	6,491	785
Net increase in loans	(207,868)	(45,315)
Purchases of premises and equipment	(680)	(354)
Net cash used in investing activities	(186,962)	(48,567)
FINANCING ACTIVITIES
Net increase in deposits	167,171	121,997
Repayments of short-term borrowings, net	—	(94,000)
Proceeds from long-term borrowings, net	11,203	4,360
(Shares withheld for taxes), net of proceeds from stock option exercises	(347)	924
Dividends on common stock	(4,153)	(3,757)
Purchase of treasury stock, including excise tax accrual	(1,938)	(6,199)
Net cash provided by financing activities	171,936	23,325
Increase (decrease) in cash and cash equivalents	23,048	(275)
Cash and cash equivalents, beginning of year	180,438	194,776
Cash and cash equivalents, end of period	$203,486	$194,501
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$42,009	$43,512
Income taxes paid	13,368	10,487
Noncash activities:
Establishment of lease liability and right-of-use asset	724	—
Capitalization of servicing rights	184	175

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2025

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of Management, are necessary for the fair presentation of interim results. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company continues to operate as a single reportable segment as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Risks and Uncertainties

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as pressures created by a lower interest rate environment, uncertainty surrounding tariffs and the impact of uncertain or changing political conditions or any current or future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy. Additionally, the Company assesses the impact of inflation on an ongoing basis.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income	$14,390	$10,905	$42,484	$29,945
Weighted average common shares outstanding - Basic	10,036	9,978	10,041	10,040
Plus: Potential dilutive common stock equivalents	197	170	190	152
Weighted average common shares outstanding - Diluted	10,233	10,148	10,231	10,192
Net income per common share - Basic	$1.43	$1.09	$4.23	$2.98
Net income per common share - Diluted	1.41	1.07	4.15	2.94
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024, net of tax:

	For the three months ended September 30, 2025
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains	gains (losses) from	comprehensive
(In thousands)	on securities	cash flow hedges	(loss) income
Balance, beginning of period	$(2,112)	$187	$(1,925)
Other comprehensive income (loss) before reclassifications	672	(75)	597
Less: amounts reclassified from accumulated other comprehensive loss	—	(55)	(55)
Period change	672	(20)	652
Balance, end of period	$(1,440)	$167	$(1,273)

	For the three months ended September 30, 2024

		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) gains on	from cash flow	comprehensive
(In thousands)	securities	hedges	(loss) income
Balance, beginning of period	$(3,531)	$451	$(3,080)
Other comprehensive income (loss) before reclassifications	998	(294)	704
Less: amounts reclassified from accumulated other comprehensive loss	—	(172)	(172)
Period change	998	(122)	876
Balance, end of period	$(2,533)	$329	$(2,204)

	For the nine months ended September 30, 2025
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) gains	from cash flow	comprehensive
(In thousands)	on securities	hedges	(loss) income
Balance, beginning of period	$(2,653)	$546	$(2,107)
Other comprehensive income (loss) before reclassifications	1,213	(599)	614
Less: amounts reclassified from accumulated other comprehensive loss	—	(220)	(220)
Period change	1,213	(379)	834
Balance, end of period	$(1,440)	$167	$(1,273)

	For the nine months ended September 30, 2024
		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) gains on	from cash flow	comprehensive
(In thousands)	securities	hedges	(loss) income
Balance, beginning of period	$(3,408)	$671	$(2,737)
Other comprehensive income (loss) before reclassifications	875	(859)	16
Less: amounts reclassified from accumulated other comprehensive loss	—	(517)	(517)
Period change	875	(342)	533
Balance, end of period	$(2,533)	$329	$(2,204)

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

As of September 30, 2025, the fair value of the Company’s AFS debt securities portfolio was $82.1 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at September 30, 2025. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at September 30, 2025.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

Equity Securities

As of September 30, 2025, the fair value of the Company’s equity securities portfolio was $12.7 million. Most of the Company’s equity marketable securities were classified as Level 1 assets at September 30, 2025.

Included in the Company’s equity securities is restricted stock which is classified as a Level 3 asset at September 30, 2025. The valuation of this restricted stock is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

The following table presents a reconciliation of the Level 3 securities measured at fair value on a recurring basis for the the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30, 2025		September 30, 2024
(In thousands)	Corporate Debt	Restricted Stock	Corporate Debt	Restricted Stock
Balance of recurring Level 3 assets at January 1	$6,488	$—	$7,979	$—
Activity
Transfers from corporate debt to restricted stock	(3,163)	3,163	—	—
Reversal of valuation allowance	1,199	1,625
Transfers from restricted stock to unrestricted equity securities categorized as Level 1	—	(3,000)	—	—
Unrealized holding gains included in other comprehensive income	289	—	28	—
Principal payments	—	—	(213)	—
Unrealized holding gains (losses) included in net income	—	217	(646)	—
Balance of recurring Level 3 assets at September 30	$4,813	$2,005	$7,148	$—

Interest Rate Swap Agreements

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

There were no material changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2025, as compared to the periods ended December 31, 2024 and September 30, 2024.

The tables below present the balances of assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements at September 30, 2025
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,945	$—	$14,945	$—
State and political subdivisions	159	—	159	—
Residential mortgage-backed securities	11,959	—	11,959	—
Asset backed securities	25,058	—	25,058	—
Corporate and other securities	29,942	—	25,129	4,813
Total debt securities available for sale	$82,063	$—	$77,250	$4,813

Equity securities	$12,684	$10,679	$—	$2,005
Total equity securities	$12,684	$10,679	$—	$2,005

Interest rate swap agreements	$217	$—	$217	$—
Total interest rate swap agreements	$217	$—	$217	$—

	Fair value Measurements at December 31, 2024
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,759	$—	$14,759	$—
State and political subdivisions	333	—	333	—
Residential mortgage-backed securities	12,286	—	12,286	—
Asset backed securities	39,392	—	39,392	—
Corporate and other securities	27,114	—	20,626	6,488
Total debt securities available for sale	$93,884	$—	$87,396	$6,488

Equity securities	$9,850	$9,850	$—	$—
Total equity securities	$9,850	$9,850	$—	$—

Interest rate swap agreements	$742	$—	$742	$—
Total interest rate swap agreements	$742	$—	$742	$—

There were no liabilities measured on a recurring basis as of September 30, 2025 or December 31, 2024.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at September 30, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,059	$—	$—	$6,059

Fair Value Measurements at December 31, 2024
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,520	$—	$—	$6,520

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

The allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At September 30, 2025, the allowance for individually evaluated loans was $0.7 million, compared to $1.0 million at December 31, 2024.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2025 and December 31, 2024 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,505	$—	$30,032	$—
Loans held for sale	15,421	—	16,112	—
Loans, net of allowance for credit losses	2,422,861	—	2,377,445	6,059
Financial liabilities:
Deposits	2,267,484	—	2,264,844	—
Borrowed funds and subordinated debentures	242,017	—	242,286	—

	December 31, 2024
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$41,294	$—	$33,814	$—
Loans held for sale	12,163	—	12,896	—
Loans, net of allowance for credit losses	2,221,706	—	2,152,080	6,520
Financial liabilities:
Deposits	2,100,313	—	2,095,365	—
Borrowed funds and subordinated debentures	230,814	—	230,576	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(55)	$14,945
State and political subdivisions	186	—	(27)	159
Residential mortgage-backed securities	12,982	28	(1,051)	11,959
Asset backed securities	25,000	62	(4)	25,058
Corporate and other securities	30,791	313	(1,162)	29,942
Total debt securities available for sale	$83,959	$403	$(2,299)	$82,063
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,101)	$23,899
State and political subdivisions	1,283	36	—	1,319
Residential mortgage-backed securities	7,222	—	(2,408)	4,814
Total debt securities held to maturity	$36,505	$36	$(6,509)	$30,032

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Valuation	Estimated
(In thousands)	cost	gains	losses	Allowance	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(241)	$—	$14,759
State and political subdivisions	357	—	(24)	—	333
Residential mortgage-backed securities	13,814	27	(1,555)	—	12,286
Asset backed securities	39,300	94	(2)	—	39,392
Corporate and other securities	31,741	165	(1,968)	(2,824)	27,114
Total debt securities available for sale	$100,212	$286	$(3,790)	$(2,824)	$93,884
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,932)	$—	$23,068
State and political subdivisions	1,234	59	—	—	1,293
Residential mortgage-backed securities	12,060	—	(2,607)	—	9,453
Total debt securities held to maturity	$41,294	$59	$(7,539)	$—	$33,814

There was a $2.8 million release for credit losses on securities for the the nine months ended September 30, 2025 compared to a $0.6 million provision for the nine months ended September 30, 2024. During the quarter ended September 30, 2025, Unity converted its remaining debt security issued by Patriot National Bancorp, Inc. into common stock. As of September 30, 2025, Unity held approximately 2.673 million shares of restricted Patriot common stock, internally valued at $0.75 per share. These shares remain restricted pending registration by Patriot (or such other time that an exemption from registration is available permitting the removal of such restrictions) and eligibility for trading on a national securities exchange. Based on the restriction on redemption, management’s assessment of the expected duration of such restriction, and external pricing indications obtained through the redemption notice, the internally developed fair value estimate of $0.75 per share was determined to be reasonable. In connection with the conversion, Unity released $0.8 million from the reserve for credit losses on securities and recognized a one-time unrealized gain of $0.2 million through net securities gains.

The contractual maturities of AFS and HTM debt securities at September 30, 2025 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$—	$—
Due after one year through five years	28,450	27,955
Due after five years through ten years	32,341	31,966
Due after ten years	10,186	10,183
Residential mortgage-backed securities	12,982	11,959
Total	$83,959	$82,063
Held to maturity:
Due in one year	$—	$—
Due after one year through five years	3,000	2,984
Due after five years through ten years	—	—
Due after ten years	26,283	22,234
Residential mortgage-backed securities	7,222	4,814
Total	$36,505	$30,032

Actual maturities of AFS and HTM debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,945	$(55)	$14,945	$(55)
State and political subdivisions	—	—	159	(27)	159	(27)
Residential mortgage-backed securities	—	—	11,825	(1,051)	11,825	(1,051)
Asset backed securities	2,996	(4)	—	—	2,996	(4)
Corporate and other securities	2,489	(12)	10,375	(1,150)	12,864	(1,162)
Total temporarily impaired AFS securities	$5,485	$(16)	$37,304	$(2,283)	$42,789	$(2,299)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,899	$(4,101)	$23,899	$(4,101)
Residential mortgage-backed securities	—	$—	4,814	(2,408)	4,814	(2,408)
Total temporarily impaired HTM securities	$—	$—	$28,713	$(6,509)	$28,713	$(6,509)

	December 31, 2024
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,759	$(241)	$14,759	$(241)
State and political subdivisions	—	—	333	(24)	333	(24)
Residential mortgage-backed securities	8	(1)	12,145	(1,554)	12,153	(1,555)
Asset backed securities	3,998	(1)	3,000	(1)	6,998	(2)
Corporate and other securities	—	—	14,609	(1,968)	14,609	(1,968)
Total temporarily impaired AFS securities	$4,006	$(2)	$44,846	$(3,788)	$48,852	$(3,790)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,068	$(4,932)	$23,068	$(4,932)
Residential mortgage-backed securities	—	—	4,453	(2,607)	4,453	(2,607)
Total temporarily impaired HTM securities	$—	$—	$27,521	$(7,539)	$27,521	$(7,539)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At September 30, 2025, there was $1.4 million of accrued interest on securities. At December 31, 2024, there was $1.2 million of accrued interest on securities.

Securities with a carrying value of $79.4 million and $11.5 million at September 30, 2025 and December 31, 2024, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowed against at September 30, 2025 and December 31, 2024.

Realized Gains and Losses on Debt Securities

Net realized gains (losses) on debt securities are included in noninterest income in the Consolidated Statements of Income as net security gains (losses). There were no losses on AFS debt securities during the three months ended

September 30, 2025 and $11 thousand in losses for the nine months ended September 30, 2025 compared to no realized gains or losses during the three and nine months ended September 30, 2024. There were no realized gains or losses on HTM debt securities during the three and nine months ended September 30, 2025 and 2024.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Net unrealized gains occurring during the period on equity securities	$475	$466	$528	$478
Net gains recognized during the period on equity securities sold during the period	—	33	3,509	95
Gains recognized during the reporting period on equity securities	$475	$499	$4,037	$573

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees and deferred costs and excluding the allowance for credit losses as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
SBA loans held for investment	37,537	38,309
Commercial loans
SBA 504	41,870	48,479
Commercial & industrial	168,579	147,186
Commercial real estate[2]	1,255,048	1,085,771
Commercial real estate construction	117,111	130,193
Residential mortgage loans	676,862	630,927
Consumer loans
Home equity	78,951	73,223
Consumer other	3,906	3,488
Residential construction loans	73,242	90,918
Total loans held for investment	$2,453,106	$2,248,494
Loans held for sale[1]	15,421	12,163
Total loans	$2,468,527	$2,260,657

1Loans held for sale included SBA and residential mortgage loans of $8.3 million and $7.1 million as of September 30, 2025, respectively. Loans held for sale included SBA loans of $12.2 million as of December 31, 2024.

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

Doubtful: These loans have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Once a borrower is deemed incapable of repayment of unsecured debt, the loan is termed a “Loss” and charged off immediately, subject to government guarantee.

Loss: These loans are considered uncollectible and hold minute value that their continuance as bankable loans is no longer warranted. This classification does not imply zero possible recovery or salvage value; rather, it is neither practical nor desirable to postpone writing off the asset despite some partial recovery occurring later.

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,868	$31	$102	$4,225	$6,226	$31,311	$37,537
Commercial loans
SBA 504	—	—	—	—	—	41,870	41,870
Commercial & industrial	6,923	—	—	1,406	8,329	160,250	168,579
Commercial real estate	7,598	878	—	2,600	11,076	1,243,972	1,255,048
Commercial real estate construction	—	—	—	—	—	117,111	117,111
Residential mortgage loans	10,384	2,872	254	11,174	24,684	652,178	676,862
Consumer loans
Home equity	—	348	—	938	1,286	77,665	78,951
Consumer other	11	—	—	—	11	3,895	3,906
Residential construction loans	274	—	—	171	445	72,797	73,242
Total loans held for investment	27,058	4,129	356	20,514	52,057	2,401,049	2,453,106
Loans held for sale	—	—	—	—	—	15,421	15,421
Total loans	$27,058	$4,129	$356	$20,514	$52,057	$2,416,470	$2,468,527

	December 31, 2024
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,006	$451	$—	$3,850	$5,307	$33,002	$38,309
Commercial loans
SBA 504	—	—	—	—	—	48,479	48,479
Commercial & industrial	941	—	—	1,228	2,169	145,017	147,186
Commercial real estate	22,378	2,339	—	1,746	26,463	1,059,308	1,085,771
Commercial real estate construction	—	—	—	—	—	130,193	130,193
Residential mortgage loans	15,654	4,094	760	5,711	26,219	604,708	630,927
Consumer loans
Home equity	479	2,162	—	—	2,641	70,582	73,223
Consumer other	36	5	—	—	41	3,447	3,488
Residential construction loans	—	—	—	547	547	90,371	90,918
Total loans held for investment	40,494	9,051	760	13,082	63,387	2,185,107	2,248,494
Loans held for sale	—	—	—	—	—	12,163	12,163
Total loans	$40,494	$9,051	$760	$13,082	$63,387	$2,197,270	$2,260,657

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At September 30, 2025 and December 31, 2024, there was $11.6 million and $11.3 million of accrued interest on loans, respectively.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s Current Expected Credit Losses (“CECL”) evaluation with the associated allowance amount, if applicable, as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,313	$1,333	$—
Commercial loans
Commercial & industrial	1,484	1,175	—
Commercial real estate	2,683	2,600	—
Total commercial loans	4,167	3,775	—
Consumer loans
Home equity	951	938	—
Total consumer loans	951	938	—
Residential mortgage loans	8,109	8,109	—
Total individually evaluated loans with no related allowance	15,540	14,155	—

With an allowance:
SBA loans held for investment	3,274	2,994	295
Commercial loans
Commercial & industrial	231	231	231
Total commercial loans	231	231	231
Residential mortgage loans	3,530	3,319	86
Residential construction loans	171	171	44
Total individually evaluated loans with a related allowance	7,206	6,715	656

Total individually evaluated loans:
SBA loans held for investment	5,587	4,327	295
Commercial loans
Commercial & industrial	1,715	1,406	231
Commercial real estate	2,683	2,600	—
Total commercial loans	4,398	4,006	231
Consumer loans
Home equity	951	938	—
Total consumer loans	951	938	—
Residential mortgage loans	11,639	11,428	86
Residential construction loans	171	171	44
Total individually evaluated loans	$22,746	$20,870	$656

	December 31, 2024
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$432	$334	$—
Commercial loans
Commercial & industrial	638	33	—
Commercial real estate	2,055	1,746	—
Total commercial loans	2,693	1,779	—
Residential mortgage loans	4,238	4,238	—
Total individually evaluated loans with no related allowance	7,363	6,351	—

With an allowance:
SBA loans held for investment	4,011	3,516	755
Commercial loans
Commercial & industrial	1,672	1,195	62
Total commercial loans	1,672	1,195	62
Residential mortgage loans	2,413	2,233	52
Residential construction loans	547	547	102
Total individually evaluated loans with a related allowance	8,643	7,491	971

Total individually evaluated loans:
SBA loans held for investment	4,443	3,850	755
Commercial loans
Commercial & industrial	2,310	1,228	62
Commercial real estate	2,055	1,746	—
Total commercial loans	4,365	2,974	62
Residential mortgage loans	6,651	6,471	52
Residential construction loans	547	547	102
Total individually evaluated loans	$16,006	$13,842	$971

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of September 30, 2025 and December 31, 2024, respectively, as well as gross write-offs for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year, September 30, 2025

(In thousands)	2025	2024	2023	2022	2021	2020 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,226	$3,184	$1,167	$4,294	$6,379	$12,909	$-	$30,159
Special Mention	-	-	732	1,821	352	117	-	3,022
Substandard	-	-	242	1,509	1,986	619	-	4,356
Total SBA loans held for investment	$2,226	$3,184	$2,141	$7,624	$8,717	$13,645	$-	$37,537
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$-	$536	$130	$-	$-	$666

Commercial loans
Risk Rating:
Pass	$243,501	$209,427	$139,680	$312,638	$149,978	$397,721	$107,642	$1,560,587
Special Mention	-	-	-	11,200	914	4,810	140	17,064
Substandard	-	-	-	-	1,161	3,641	155	4,957
Total commercial loans	$243,501	$209,427	$139,680	$323,838	$152,053	$406,172	$107,937	$1,582,608
Commercial loans
Current-period gross writeoffs	$-	$-	$-	$-	$1	$101	$-	$102

Residential mortgage loans
Risk Rating:
Performing	$122,478	$72,232	$58,491	$204,988	$60,139	$147,106	$-	$665,434
Nonperforming	-	1,422	-	3,430	2,171	4,405	-	11,428
Total residential mortgage loans	$122,478	$73,654	$58,491	$208,418	$62,310	$151,511	$-	$676,862
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$182	$315	$-	$-	497

Consumer loans
Risk Rating:
Performing	$10,348	$4,139	$1,456	$2,722	$770	$8,011	$54,473	$81,919
Nonperforming	-	938	-	-	-	-	-	938
Total consumer loans	$10,348	$5,077	$1,456	$2,722	$770	$8,011	$54,473	$82,857
Consumer loans
Current-period gross writeoffs	$-	$-	$-	$11	$60	$30	$-	$101

Residential construction
Risk Rating:
Pass	$30,346	$28,668	$4,460	$4,628	$1,283	$3,686	$-	$73,071
Substandard	-	-	-	-	-	171	-	171
Total residential construction loans	$30,346	$28,668	$4,460	$4,628	$1,283	$3,857	$-	$73,242
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment	$408,899	$320,010	$206,228	$547,230	$225,133	$583,196	$162,410	$2,453,106

	Term Loans
	Amortized Cost Basis by Origination Year, December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	2019 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,167	$1,580	$5,205	$6,411	$5,570	$10,085	$-	$31,018
Special Mention	-	769	1,740	356	508	729	-	4,102
Substandard	-	-	956	2,116	116	1	-	3,189
Total SBA loans held for investment	$2,167	$2,349	$7,901	$8,883	$6,194	$10,815	$-	$38,309
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$300	$70	$-	$-	$-	$370

Commercial loans
Risk Rating:
Pass	$189,371	$167,190	$331,349	$161,508	$123,225	$330,131	$94,369	$1,397,143
Special Mention	-	-	6,269	1,737	-	3,108	17	11,131
Substandard	-	-	-	2	1,187	2,157	9	3,355
Total commercial loans	$189,371	$167,190	$337,618	$163,247	$124,412	$335,396	$94,395	$1,411,629
Commercial loans
Current-period gross writeoffs	$-	$-	$38	$138	$200	$107	$150	$633

Residential mortgage loans
Risk Rating:
Performing	$93,825	$73,862	$224,295	$65,192	$44,366	$122,916	$-	$624,456
Nonperforming	-	227	1,488	2,238	-	2,518	-	6,471
Total residential mortgage loans	$93,825	$74,089	$225,783	$67,430	$44,366	$125,434	$-	$630,927
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$150	$-	$-	$-	$150

Consumer loans
Risk Rating:
Performing	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Total consumer loans	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Consumer loans
Current-period gross writeoffs	$-	$-	$63	$100	$-	$198	$-	$361

Residential construction
Risk Rating:
Pass	$36,522	$16,889	$26,683	$7,766	$1,154	$1,357	$-	$90,371
Substandard	-	-	-	-	547	-	-	547
Total residential construction loans	$36,522	$16,889	$26,683	$7,766	$1,701	$1,357	$-	$90,918
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$277	$-	$277

Total loans held for investment	$327,783	$263,119	$601,260	$248,841	$177,340	$483,411	$146,740	$2,248,494

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the nine months ended September 30, 2025 and 2024, respectively:

	Payment Delay		Term Extension		Interest Rate Reduction
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$497	1.3%	$—	—%	$—	—%
Commercial loans
Commercial and industrial	—	—	91	0.1	—	—
Commercial real estate	628	0.1	4,393	0.4	1,856	0.2
Residential mortgage loans	2,030	0.3	—	—	—	—
Consumer loans
Home equity	—	—	50	0.1	—	—
Balance as of September 30, 2025	$3,155	0.1%	$4,534	0.2%	$1,856	0.1%

	Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$96	0.3%	$—	—%
Commercial loans
Commercial & industrial	—	—	1,495	1.1
Commercial real estate	1,470	0.1	—	—
Residential mortgage loans	—	—	1,036	0.2
Consumer loans
Home equity	—	—	2,205	3.2
Balance as of September 30, 2024	$1,566	0.1%	$4,736	0.2%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Six loans, totaling $2.4 million that were modified during the twelve months ended September 30, 2025 were not in compliance with the modified terms.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,177	$19,537	$6,916	$785	$597	$29,012
Charge-offs	(211)	—	(85)	(30)	—	(326)
Recoveries	50	92	—	8	—	150
Net (charge-offs) recoveries	(161)	92	(85)	(22)	—	(176)
Provision (credit) for credit losses charged to expense	(76)	1,264	(128)	232	117	1,409
Balance, end of period	$940	$20,893	$6,703	$995	$714	$30,245

	For the three months ended September 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,457	$16,688	$6,213	$835	$914	$26,107
Charge-offs	(70)	(46)	—	(68)	—	(184)
Recoveries	7	9	—	34	—	50
Net charge-offs	(63)	(37)	—	(34)	—	(134)
(Credit to) provision for credit losses charged to expense	(77)	923	221	(2)	(36)	1,029
Balance, end of period	$1,317	$17,574	$6,434	$799	$878	$27,002

	For the nine months ended September 30, 2025
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,535	$17,361	$6,254	$775	$863	$26,788
Charge-offs	(666)	(102)	(497)	(101)	—	(1,366)
Recoveries	57	199	—	75	—	331
Net (charge-offs) recoveries	(609)	97	(497)	(26)	—	(1,035)
Provision for (credit to) credit losses charged to expense	14	3,435	946	246	(149)	4,491
Balance, end of period	$940	$20,893	$6,703	$995	$714	$30,245

	For the nine months ended September 30, 2024
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,853
Charge-offs	(70)	(282)	—	(268)	(277)	(897)
Recoveries	21	32	—	55	—	108
Net charge-offs	(49)	(250)	—	(213)	(277)	(789)
Provision for (credit to) credit losses charged to expense	145	1,948	(95)	(10)	(51)	1,937
Balance, end of period	$1,317	$17,574	$6,434	$799	$878	$27,002

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated probable losses. At September 30, 2025 and December 31, 2024, a $0.6 million commitment reserve was reported on the Balance Sheet as “Accrued expenses and other liabilities” and reported on the income statement as “Provision for credit losses, off-balance sheet”.

Reserve for Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Debt securities available for sale” on the Balance Sheet. At September 30, 2025, a $50 thousand reserve was reported, compared to a $2.8 million reserve at December 31, 2024. The release of provision for credit losses on AFS debt securities was due to the conversion of the remaining debt security issued by Patriot National Bancorp, Inc. into restricted common stock.

The Company maintains a reserve for credit losses on equity securities which are restricted. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Equity securities” on the Balance Sheet. At September 30, 2025 and December 31, 2024, there was no reserve for equity securities.

The Company maintains a reserve for credit losses on HTM debt securities at a level that Management believes is adequate to absorb estimated probable losses. At September 30, 2025 and December 31, 2024, no reserve was reported on the Consolidated Balance Sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies or have a long history of no credit losses.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2025 and December 31, 2024, respectively is as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Notional amount	$20,000	$20,000
Fair value	$217	$139
Weighted average pay rate	2.89%	0.83%
Weighted average receive rate	4.37%	5.12%
Weighted average maturity in years	2.45	0.19
Number of contracts	1	1

In the third quarter of 2024, to hedge floating rate liability exposure, the Company entered into a forward starting pay-fix, receive-float interest rate swap which commenced in the first quarter of 2025, maturing in the first quarter of 2028. The interest rate swap, which qualifies for hedge accounting, is tied to the Secured Overnight Financing Rate (“SOFR”) for a notional amount of $20.0 million. The effective fixed rate interest rate obligation to the Company is 2.89%. As of December 31, 2024, the fair value of the swap was $0.6 million.

During the three and nine months ended September 30, 2025, the Company received variable rate SOFR payments from and paid fixed rates in accordance with its interest rate swap agreements. At September 30, 2025, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at September 30, 2025 and 2024, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Loss recognized in OCI
Gross of tax	$(29)	$(170)	$(522)	$(474)
Net of tax	(20)	(122)	(379)	(342)
Gain reclassified from AOCI into net income
Gross of tax	74	237	303	714
Net of tax	55	172	220	517

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

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at September 30, 2025 and at December 31, 2024, as if the Company were subject to minimum capital requirements.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2025
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$372,594	16.13%	$184,792	8.00%	$230,990	10.00%
Bank	363,576	15.65	185,897	8.00	232,371	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	333,695	14.45	103,945	4.50	150,143	6.50
Bank	334,507	14.40	104,567	4.50	151,041	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	343,695	14.88	138,594	6.00	184,792	8.00
Bank	334,507	14.40	139,423	6.00	185,897	8.00
Tier 1 capital (to average total assets)
Company Consolidated	343,695	12.71	108,141	4.00	135,176	5.00
Bank	334,507	12.41	107,806	4.00	134,757	5.00

As of December 31, 2024
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$332,700	15.62%	$170,364	8.00%	$212,955	10.00%
Bank	324,763	15.37	169,013	8.00	211,266	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	296,071	13.90	95,830	4.50	138,421	6.50
Bank	298,342	14.12	95,070	4.50	137,323	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	306,071	14.37	127,773	6.00	170,364	8.00
Bank	298,342	14.12	126,760	6.00	169,013	8.00
Tier 1 capital (to average total assets)
Company Consolidated	306,071	12.22	100,150	4.00	125,187	5.00
Bank	298,342	11.95	99,844	4.00	124,806	5.00

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

Earnings Summary

Net income totaled $14.4 million, or $1.41 per diluted share for the three months ended September 30, 2025, compared to $10.9 million, or $1.07 per diluted share for the same period in 2024. Return on average assets and return on average common equity for the quarter were 2.11 percent and 17.41 percent, respectively, compared to 1.76 percent and 15.55 percent for the same period in 2024.

Current quarter highlights include:

●	Net interest income increased 20.1 percent compared to the prior year’s quarter, primarily due to the increased yield and volume on loans and decreased cost on deposits, partially offset by increased volume of deposits.
●	Net interest margin equaled 4.54 percent this quarter compared to 4.16 percent in the prior year’s quarter. The increase was primarily due to the yield on interest-earning assets, complemented by a decrease in the cost of interest-bearing liabilities.
●	The provision for credit losses on loans and off-balance sheet items was $1.3 million for the three months ended September 30, 2025, compared to $1.1 million in provision for credit losses on loans and off-balance sheet items for the prior year’s quarter. The increase was primarily due to loan growth.
●	During the quarter ended September 30, 2025, Unity converted its debt security issued by Patriot National Bancorp, Inc. into restricted common stock. As of September 30, 2025, Unity held approximately 2.673 million shares of restricted Patriot common stock, valued at $0.75 per share. These shares remain restricted pending registration by Patriot (or such other time that an exemption from registration is available permitting the removal of such restrictions) and eligibility for trading on a national securities exchange. In connection with the conversion, Unity released $0.8 million from the reserve for credit losses on securities and recognized a one-time unrealized gain of $0.2 million through net securities gains.
●	Noninterest income increased 5.9 percent compared to the prior year’s quarter, primarily due to increased gains on sale of SBA loans, partially offset by decreased service and loan fee income.
●	Noninterest expense increased 11.7 percent compared to the prior year’s quarter, primarily due to increases in compensation and benefits and processing and communication categories.
●	The effective tax rate was 23.7 percent compared to 25.1 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income per common share - Basic (1)	$1.43	$1.09	$4.23	$2.98
Net income per common share - Diluted (2)	$1.41	$1.07	$4.15	$2.94
Return on average assets	2.11%	1.76%	2.15%	1.64%
Return on average equity (3)	17.41%	15.55%	18.07%	14.72%
Dividend payout ratio (4)	10.64%	12.15%	10.36%	13.27%
Average equity to average assets (5)	12.13%	11.32%	11.93%	11.11%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as annualized net income divided by average shareholders’ equity.
(4)	Defined as dividends declared per share divided by diluted net income per share.
(5)	Defined as average equity divided by average total assets.

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

During the three months ended September 30, 2025, tax-equivalent net interest income amounted to $29.9 million, an increase of $5.0 million or 20.1 percent when compared to the same period in 2024. The net interest margin increased 38 basis points to 4.54 percent for the three months ended September 30, 2025, compared to 4.16 percent for the same period in 2024.

During the three months ended September 30, 2025, tax-equivalent interest income was $44.4 million, an increase of $4.8 million or 12.2 percent when compared to the same period in 2024. This increase was mainly driven by increases in the average balance of loans and the yield of loans.

●	Of the $4.8 million increase in interest income on a tax-equivalent basis, $1.7 million was due to an increase in yields on earning assets and $3.1 million due to the increased average volume of interest-earning assets.
●	The average volume of interest-earning assets increased $234.6 million to $2.6 billion for the third quarter of 2025 compared to $2.4 billion in 2024. This was due primarily to a $249.4 million increase in average loans. The increase was offset by a $8.2 million decrease in average interest-bearing deposits and $6.6 million decrease in investments.
●	The yield on total interest-earning assets increased 12 basis points to 6.74 percent for the three months ended September 30, 2025, when compared to the same period in 2024. The yield on the loan portfolio increased 16 basis points to 6.78 percent.

Total interest expense was $14.5 million for the three months ended September 30, 2025, a decrease of $0.2 million or 1.3 percent compared to the same period in 2024. This decrease was driven by the lower rate paid on interest bearing deposits, which was partially offset by an increase in the volume of time deposits.

●	The $0.2 million decrease in interest expense resulted from a $1.5 million decrease in rate on average interest-bearing liabilities, partially offset by an increase of $1.3 million in volume and a shift in the mix of liability categories.
●	The average cost of interest-bearing liabilities decreased 29 basis points to 3.05 percent for the three months ended September 30, 2025 compared to 2024. The cost of interest-bearing deposits decreased 32 basis points from the prior year’s period.
●	Interest-bearing liabilities averaged $1.9 billion during the three months ended September 30 2025, an increase of $139.3 million, compared to the same period in 2024. The increase in interest-bearing liabilities was primarily due to an increase in time deposits, interest-bearing demand deposits and brokered deposits, partially offset by a decrease in savings deposits and borrowed funds.

During the nine months ended September 30, 2025, tax-equivalent interest income was $127.8 million, an increase of $12.3 million or 10.6 percent when compared to the same period in the prior year. This increase was mainly driven by the increase in the volumes and rates on loans, partially offset by lower rates on securities, FHLB stock and interest-bearing deposits.

●	Of the $12.3 million net increase in interest income on a tax-equivalent basis, $8.6 million was due to an increase in volume and $3.7 million is due to an increase in yields on average earning assets.
●	The average volume of interest-earning assets increased $190.1 million to $2.5 billion for the nine months ended September 30, 2025 compared to $2.4 billion for the same period in 2024. This was due to a $190.8 million increase in average loans and $1.0 million increase in interest-bearing deposits, partially offset by a $1.3 million decrease in FHLB stock and a $0.4 million decrease in average investment securities.
●	The yield on total interest-earning assets increased 16 basis points to 6.71 percent for the nine months ended September 30, 2025 when compared to the same period in 2024. The yield on the loan portfolio increased 22 basis points to 6.75 percent.

Total interest expense was $42.1 million for the nine months ended September 30, 2025, a decrease of $1.3 million or 2.9 percent compared to the same period in 2024. This decrease reflects decreased rates on interest-bearing deposits along with a reduced reliance on borrowed funds, partially offset by an increase in average interest-bearing deposits.

●	Of the $1.3 million decrease in interest expense, $4.3 million was due to the decreased rate of interest-bearing liabilities, partially offset by $3.1 million due to increased volumes of interest-bearing liabilities.
●	Interest-bearing liabilities averaged $1.8 billion for the nine months ended September 30, 2025, an increase of $107.8 million or 6.2 percent compared to the prior year’s period.
●	The average cost of total interest-bearing liabilities decreased 29 basis points to 3.04 percent for the nine months ended September 30, 2025. The cost of interest-bearing deposits decreased 26 basis points to 3.00 percent and the cost of borrowed funds and subordinated debentures decreased 27 basis points to 3.66 percent.

The following table provides a 5 quarter look back at yield on interest-earning assets, cost of interest-bearing liabilities, and net interest margin.

7.00%
6.50%
6.00%
5.50%
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Yield on Interest-Earning Assets
Cost of Interest-Bearing Liabilities
Net Interest Margin

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	September 30, 2025			September 30, 2024
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$42,014	$472	4.46%	$50,232	$695	5.50%
FHLB stock	7,588	121	6.31	7,530	164	8.67
Securities:
Taxable	135,170	1,735	5.14	141,682	1,904	5.38
Tax-exempt	1,460	24	6.43	1,579	18	4.48
Total securities (A)	136,630	1,759	5.15	143,261	1,922	5.37
Loans:
SBA loans	46,001	964	8.38	53,987	1,159	8.59
Commercial loans	1,552,462	27,197	6.86	1,321,336	22,283	6.60
Residential mortgage loans	674,260	10,749	6.38	628,299	9,657	6.15
Consumer loans	82,851	1,469	6.94	70,740	1,436	7.94
Residential construction loans	68,056	1,636	9.41	99,865	2,235	8.76
Total loans (B)	2,423,630	42,015	6.78	2,174,227	36,770	6.62
Total interest-earning assets	$2,609,862	$44,367	6.74%	$2,375,250	$39,551	6.62%

Noninterest-earning assets:
Cash and due from banks	23,335			23,728
Allowance for credit losses	(29,641)			(26,406)
Other assets	98,914			93,000
Total noninterest-earning assets	92,608			90,322
Total assets	$2,702,470			$2,465,572

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$363,353	$1,998	2.18%	$320,256	$1,802	2.24%
Savings deposits	510,616	3,177	2.47	530,954	3,605	2.70
Brokered deposits	230,728	2,003	3.44	217,851	2,039	3.72
Time deposits	665,691	6,247	3.72	560,297	6,186	4.39
Total interest-bearing deposits	1,770,388	13,425	3.01	1,629,358	13,632	3.33
Borrowed funds and subordinated debentures	118,350	1,080	3.57	120,067	1,062	3.46
Total interest-bearing liabilities	$1,888,738	$14,505	3.05%	$1,749,425	$14,694	3.34%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	453,140			408,376
Other liabilities	32,741			28,761
Total noninterest-bearing liabilities	485,881			437,137
Total shareholders' equity	327,851			279,010
Total liabilities and shareholders' equity	$2,702,470			$2,465,572

Net interest spread		$29,862	3.69%		$24,857	3.28%
Tax-equivalent basis adjustment		(6)			(1)
Net interest income		$29,856			$24,856
Net interest margin			4.54%			4.16%

(A) Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.

(B) The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

	For the nine months ended
	September 30, 2025			September 30, 2024
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$38,796	$1,291	4.45%	$37,764	$1,549	5.48%
FHLB stock	7,558	433	7.65	8,822	624	9.45
Securities:
Taxable	138,739	5,257	5.05	139,029	5,503	5.28
Tax-exempt	1,508	62	5.51	1,603	56	4.50
Total securities (A)	140,247	5,319	5.06	140,632	5,559	5.27
Loans
SBA loans	48,082	2,753	7.55	57,330	3,787	8.71
Commercial loans	1,499,213	77,192	6.79	1,301,303	64,273	6.49
Residential mortgage loans	657,540	31,086	6.30	626,286	28,192	6.00
Consumer loans	80,119	4,306	7.09	70,313	4,228	7.90
Residential construction loans	74,938	5,390	9.49	113,901	7,265	8.38
Total loans (B)	2,359,892	120,727	6.75	2,169,133	107,745	6.53
Total interest-earning assets	$2,546,493	$127,770	6.71%	$2,356,351	$115,477	6.55%

Noninterest-earning assets:
Cash and due from banks	22,684			23,499
Allowance for credit losses	(28,396)			(26,223)
Other assets	95,248			92,658
Total noninterest-earning assets	89,536			89,934
Total assets	$2,636,029			$2,446,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$353,310	$5,518	2.09%	$327,544	$5,523	2.25%
Savings deposits	497,715	8,488	2.28	512,969	10,097	2.63
Brokered deposits	217,187	5,575	3.43	229,862	6,516	3.79
Time deposits	662,119	19,222	3.88	520,448	16,718	4.29
Total interest-bearing deposits	1,730,331	38,803	3.00	1,590,823	38,854	3.26
Borrowed funds and subordinated debentures	118,548	3,294	3.66	150,278	4,499	3.93
Total interest-bearing liabilities	$1,848,879	$42,097	3.04%	$1,741,101	$43,353	3.33%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	440,388			404,471
Other liabilities	32,356			28,883
Total noninterest-bearing liabilities	472,744			433,354
Total shareholders’ equity	314,406			271,830
Total liabilities and shareholders’ equity	$2,636,029			$2,446,285

Net interest spread		$85,673	3.67%		$72,124	3.22%
Tax-equivalent basis adjustment		(9)			(3)
Net interest income		$85,664			$72,121
Net interest margin			4.50%			4.09%

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

	For the three months ended September 30, 2025 versus September 30, 2024			For the nine months ended September 30, 2025 versus September 30, 2024
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume Mix	Rate	Net	Volume Mix	Rate	Net
Interest income:
Interest-bearing deposits	$(103)	$(120)	$(223)	$41	$(299)	$(258)
FHLB stock	1	(44)	(43)	(82)	(109)	(191)
Securities	(87)	(76)	(163)	(15)	(225)	(240)
Loans	3,284	1,961	5,245	8,648	4,334	12,982
Total interest income	$3,095	$1,721	$4,816	$8,592	$3,701	$12,293
Interest expense:
Demand deposits	$244	$(48)	$196	$409	$(414)	$(5)
Savings deposits	(132)	(296)	(428)	(294)	(1,315)	(1,609)
Brokered deposits	120	(156)	(36)	(345)	(596)	(941)
Time deposits	1,078	(1,017)	61	4,216	(1,712)	2,504
Total interest-bearing deposits	1,310	(1,517)	(207)	3,986	(4,037)	(51)
Borrowed funds and subordinated debentures	(15)	33	18	(910)	(295)	(1,205)
Total interest expense	1,295	(1,484)	(189)	3,076	(4,332)	(1,256)
Net interest income - fully tax-equivalent	$1,800	$3,205	$5,005	$5,516	$8,033	$13,549
Increase in tax-equivalent adjustment			(5)			(6)
Net interest income			$5,000			$13,543

Provision for Credit Losses

The provision for credit losses for loans was $1.4 and $4.5 million during the three and nine months ended September 30, 2025, compared to $1.0 million and $1.9 million for the same periods in 2024. The increase was primarily driven by increases in the general reserve calculation due to loan growth.

The provision for credit losses for off-balance sheet exposures had a release of $80 thousand and a provision of $16 thousand for the three and nine months ended September 30, 2025, respectively, compared to a provision $51 and $66 thousand for the same periods in 2024, respectively.

There was a $0.8 million and $2.8 million release in provision for credit losses on securities for the three and nine months ended September 30, 2025 and 2024, respectively, compared to no provision and a $0.6 million provision for the same periods in 2024, respectively.

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

Income Tax Expense

For the quarter ended September 30, 2025, the Company reported income tax expense of $4.5 million for an effective tax rate of 23.7 percent, compared to income tax expense of $3.7 million and an effective tax rate of 25.1 percent for the prior year’s quarter. For the nine months ended September 30, 2025, the Company reported income tax expense of $13.3 million for an effective tax rate of 23.9 percent, compared to an income tax expense of $10.0 million and an effective tax rate of 25.0 percent for the nine months ended September 30, 2024.

Financial Condition at September 30, 2025

Total assets increased $222.3 million or 8.4 percent, to $2.9 billion at September 30, 2025, when compared to year end 2024. This increase was primarily due to increases of $207.9 million in gross loans, $23.0 million in cash and cash equivalents, $6.2 million in prepaid expenses and other assets and $0.9 million in deferred tax assets, partially offset by a decrease of $13.8 million in securities.

Total shareholders’ equity increased $38.4 million, when compared to year end 2024, primarily due to earnings and an increase in common stock, partially offset by dividends paid on common stock and the repurchase of shares during the nine months ended September 30, 2025.

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

AFS debt securities totaled $82.1 million at September 30, 2025, a decrease of $11.8 million or 12.6 percent, compared to $93.9 million at December 31, 2024. This net decrease was the result of:

●	$21.9 million in principal payments, calls and maturities;
●	$1.0 million in proceeds from sales;
●	$2.0 million transfer of senior debt security modification to equity (net of valuation allowance);
●	Partially offset by $11.5 million in purchases; and
●	$1.6 million in appreciation in the market value of the portfolio. At September 30, 2025, the portfolio had a net unrealized loss of $1.9 million compared to a net unrealized loss of $3.5 million at December 31, 2024. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.8 years and 4.9 years at September 30, 2025 and December 31, 2024, respectively. The effective duration of AFS debt securities amounted to 1.7 and 1.4 years at September 30, 2025 and December 31, 2024, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $36.5 million at September 30, 2025, a decrease of $4.8 million or 11.6 percent, compared to $41.3 million at December 31, 2024. The decrease was due to:

●	$4.8 million in principal payments

The weighted average life of HTM securities, adjusted for prepayments, amounted to 15.1 years and 14.3 years at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the fair value of HTM securities was $30.0 million and $33.8 million, respectively. The effective duration of HTM securities amounted to 10.5 years and 9.0 years at September 30, 2025 and December 31, 2024, respectively.

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

Equity securities totaled $12.7 million at September 30, 2025, an increase of $2.8 million or 28.8 percent, compared to $9.9 million at December 31, 2024. This net increase was the result of:

●	$3.5 million in realized gains on sales;
●	$2.8 million in release of provision for credit losses on securities;
●	$2.0 million transfer of senior debt security modification to equity (net of valuation allowance);
●	$0.5 million in unrealized gains; and
●	$0.5 million in purchases;
●	Partially offset by $6.5 million in sales.

Securities with a carrying value of $79.4 million and $11.5 million at September 30, 2025 and December 31, 2024, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowed against at September 30, 2025 and December 31, 2024.

Approximately 60 percent of the total debt security investment portfolio had a fixed rate of interest at September 30, 2025.

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

Total loans increased $207.9 million or 9.2 percent to $2.5 billion at September 30, 2025, compared to year end 2024. Commercial, residential mortgage, consumer and loans held for sale increased by $171.0 million, $45.9 million, $6.1 million and $3.3 million, respectively. This was offset by decreases of $17.7 million and $0.8 million in residential construction and SBA loans, respectively.

Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio as of September 30, 2025:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
SBA 504	87.7%	1.6%	10.4%	0.3%
Commercial construction	90.3	6.1	3.6	—
Commercial & industrial	92.3	2.3	3.9	1.5
Commercial mortgage - owner occupied	86.4	7.0	3.5	3.1
Commercial mortgage - nonowner occupied	86.9	5.4	1.2	6.5
Other	83.7	15.3	0.7	0.3
Total	87.3%	6.2%	2.8%	3.7%

Average loans increased $190.8 million or 8.8 percent to $2.4 billion the nine months ended September 30, 2025 from $2.2 billion for the same period in 2024. The increase in average loans was due to increases in average commercial, residential mortgages and consumer loans, partially offset by decreases in average residential construction and SBA loans. The yield on the overall loan portfolio increased 22 basis points to 6.75 percent for the nine months ended September 30, 2025 when compared to the same period in the prior year.

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

SBA loans held for sale, carried at the lower of cost or market, amounted to $8.3 million at September 30, 2025, a decrease of $3.9 million from $12.2 million at December 31, 2024. SBA 7(a) loans held for investment amounted to $37.5 million at September 30, 2025, a decrease of $0.8 million from $38.3 million at December 31, 2024. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 7.55 percent for the nine months ended September 30, 2025 compared to 8.71 percent for the same period in the prior year. The Company sold $7.7 million of SBA loans during the nine months ended September 30, 2025.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $51.5 million and $72.6 million in SBA loans were sold but serviced by the Bank at September 30, 2025 and December 31, 2024, respectively, and are not included on the Company’s Balance Sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.6 billion at September 30, 2025, an increase of $171.0 million from year end 2024. The yield on commercial loans was 6.79 percent for the nine months ended September 30, 2025, compared to 6.49 percent for the same period in 2024. In most cases, these loans are secured by underlying real estate collateral. SBA 504 program loans, which consist of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, are included in the Commercial loan portfolio. At September 30, 2025, Commercial Mortgage – Owner Occupied, Commercial Mortgage – Nonowner Occupied and Commercial Construction represent 26.0 percent, 21.3 percent and 4.7 percent of the Company’s loan portfolio, respectively. The Company will generally not exceed a combined loan-to-value ratio of 75 percent at origination. Unity continually evaluates and monitors its credit risk policies and procedures. Further, Unity continuously monitors loan portfolio concentrations across key credit characteristics (e.g., state and local geographies, industries, etc.). Loans are subject to periodic loan review procedures in accordance with the Company’s Loan Policy. A portion of the loan reviews are performed by an independent and external loan review function.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $676.9 million at September 30, 2025, an increase of $45.9 million from year end 2024. Sales of conforming mortgage loans totaled $50.9 million for the nine months ended September 30, 2025, compared to sales of $48.7 million in the prior year period. The yield on residential mortgages was 6.30 percent for the nine months ended September 30, 2025, compared to 6.00 percent for the same period in 2024. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $82.9 million at September 30, 2025, an increase of $6.1 million from year end 2024. The yield on consumer loans was 7.09 percent for the nine months ended September 30, 2025, compared to 7.90 percent for the same period in 2024.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $73.2 million at September 30, 2025, a decrease of $17.7 million from year end 2024. The yield on residential construction loans was 9.49 percent for the nine months ended September 30, 2025, compared to 8.38 percent for the same period in 2024.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At September 30, 2025 and December 31, 2024, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of September 30, 2025 and December 31, 2024:

In thousands, except percentages	September 30, 2025%		December 31, 2024%
Loans held for sale	$15,421	0.6%	$12,163	0.5%
SBA loans	37,537	1.5%	38,309	1.7%
Commercial loans
Commercial construction	117,111	4.7%	130,193	5.8%
SBA 504	41,870	1.7%	48,479	2.1%
Commercial & industrial	168,579	6.8%	147,186	6.5%
Commercial mortgage - owner occupied	640,837	26.0%	577,541	25.6%
Commercial mortgage - nonowner occupied	525,974	21.3%	428,600	19.0%
Other	88,237	3.6%	79,630	3.5%
Total commercial loans	1,582,608	64.1%	1,411,629	62.5%
Residential mortgage loans
Primary residence	471,747	19.1%	427,738	18.9%
Secondary residence	70,465	2.9%	65,063	2.9%
Investor property	134,650	5.4%	138,126	6.1%
Total residential mortgage loans	676,862	27.4%	630,927	27.9%
Consumer loans
Home equity	78,951	3.2%	73,223	3.2%
Consumer other	3,906	0.2%	3,488	0.2%
Total consumer loans	82,857	3.4%	76,711	3.4%
Residential construction loans	73,242	3.0%	90,918	4.0%
Total gross loans	$2,468,527	100.0%	$2,260,657	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonaccrual loans were $20.5 million at September 30, 2025, a $7.4 million increase from $13.1 million at December 31, 2024 and a $7.5 million increase from $13.0 million at September 30, 2024, respectively. Since year end 2024, nonaccrual loans in the residential mortgage, commercial, consumer and SBA segments increased, offset by a decrease in nonaccrual loans in the residential construction segment. In addition, there was $0.4 million in loans past due 90 days or more and still accruing interest at September 30, 2025, compared to $0.8 million at December 31, 2024 and none at September 30, 2024.

The following table set forth an analysis of nonaccrual loans as of September 30, 2025 based off of geographical location:

			Residential		Residential
(in thousands)	SBA	Commercial	Mortgage	Consumer	Construction	Total
Ending balance:
New Jersey	$1,651	$3,569	$7,834	$938	$171	$14,163
New York	2,488	292	563	—	—	3,343
Pennsylvania	—	—	1,871	—	—	1,871
Other	86	145	906	—	—	1,137
Total	$4,225	$4,006	$11,174	$938	$171	$20,514

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status.

Potential problem loans totaled $20.7 million at September 30, 2025, an increase of $6.1 million from $14.6 million at December 31, 2024.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses on loans totaled $30.2 million at September 30, 2025, compared to $26.8 million at December 31, 2024 and $27.0 million at September 30, 2024, with a resulting allowance to total loan ratio of 1.23 percent at September 30, 2025, compared to 1.18 percent at December 31, 2024 and 1.22 percent at September 30, 2024. Net charge-offs amounted to $1.0 million for the nine months ended September 30, 2025, compared to net charge-offs of $0.8 million for the same period in 2024.

The Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in Other liabilities. At September 30, 2025 and December 31, 2024, the commitment reserve totaled $0.6 million.

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

Total deposits increased $167.2 million to $2.3 billion at September 30, 2025 from year end 2024. This increase was due to increases of $58.2 million in time deposits, $44.4 million in savings deposits, $40.7 million in interest-bearing demand deposits, $17.2 million in brokered deposits and $6.7 million in noninterest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2024 reflects a 12.6 percent increase in interest-bearing demand deposits, a 9.3 percent increase in time deposits, a 9.0 percent increase in savings deposits, a 7.9 percent increase in brokered deposits and a 1.5 percent increase in noninterest-bearing deposits.

As of September 30, 2025, 21.6 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of September, 2025, consisted of 19.7 percent in noninterest-bearing demand deposits, 17.4 percent in interest-bearing demand deposits, 23.7 percent in savings deposits and 39.2 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages, commercial loans and debt securities collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $242.0 million and $230.8 million at September 30, 2025 and December 31, 2024, respectively, and are broken down in the following table:

(In thousands)	September 30, 2025	December 31, 2024
FHLB borrowings:
Non-overnight, fixed rate advances	$21,707	$20,504

Overnight advances	140,000	140,000
Puttable advances	70,000	60,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$242,017	$230,814

In September 2025, the FHLB issued a $230.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $33.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At September 30, 2025, the Company had $317.2 million of additional credit available at the FHLB, $211.0 million of additional credit available at the FRB and $20.0 million of additional credit available from other sources. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the lines with the FHLB and FRB.

For the nine months ended September 30, 2025, average FHLB Borrowings were $108.2 million with a weighted average cost of 3.49%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 5.864 percent at September 30, 2025 and 6.189 percent at December 31, 2024.

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

The following table presents the Company’s Economic Value of Equity (“EVE”) and Net Interest Income (“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at September 30, 2025 and December 31, 2024:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
September 30, 2025

+300	$324,644	$(59,343)	(15.45)%	$116,190	$(5,854)	(4.80)%
+200	346,806	(37,181)	(9.68)	118,390	(3,654)	(2.99)
+100	367,013	(16,974)	(4.42)	120,321	(1,723)	(1.41)
0	383,987	—	—	122,044	—	—
-100	386,254	2,267	0.59	121,837	(207)	(0.17)
-200	385,561	1,574	0.41	120,246	(1,798)	(1.47)
-300	379,122	(4,865)	(1.27)	118,078	(3,966)	(3.25)
December 31, 2024
+300	$275,851	$(68,710)	(19.94)%	$104,992	$(7,328)	(6.52)%
+200	299,233	(45,328)	(13.16)	107,470	(4,850)	(4.32)
+100	322,622	(21,939)	(6.37)	109,726	(2,594)	(2.31)
0	344,561	—	—	112,320	—	—
-100	344,853	292	0.08	113,029	709	0.63
-200	351,231	6,670	1.94	112,133	(187)	(0.17)
-300	340,076	(4,485)	(1.30)	111,365	(955)	(0.85)

Off-Balance Sheet Arrangements and Contractual Obligations

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

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of September 30, 2025:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$1,666	$968	$237	$2,475	$5,346
Contractual obligations:
Time deposits	776,168	112,130	1,091	108	889,497
Borrowed funds and subordinated debentures	151,707	20,000	60,000	10,310	242,017
Operating leases	657	1,148	889	2,388	5,082
Total off-balance sheet arrangements and contractual obligations	$930,198	$134,246	$62,217	$15,281	$1,141,942

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At September 30, 2025, the balance of cash and cash equivalents was $203.5 million, an increase of $23.0 million from December 31, 2024. A discussion of on- and off-balance sheet liquidity follows.

●	Securities. The Company’s available for sale investment portfolio amounted to $82.1 million and $93.9 million at September 30, 2025 and December 31, 2024, respectively.
●	Loans. Loans held for sale portfolio amounted to $15.4 million and $12.2 million at September 30, 2025 and December 31, 2024, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Commitments. The Company was committed to advance approximately $426.0 million to its borrowers as of September 30, 2025, compared to $322.3 million at December 31, 2024. At September 30, 2025, $195.2 million of these commitments expire within one year, compared to $167.1 million at December 31, 2024. The Company had $5.3 million and $5.5 million in standby letters of credit at September 30, 2025 and December 31, 2024, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.
●	Deposits. As of September 30, 2025, deposits included $443.8 million of government deposits, as compared to $400.6 million at year end 2024. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Within this portfolio the average deposit size was $7.9 million as of September 30, 2025.
●	Borrowed Funds. Total FHLB borrowings amounted to $231.7 million and $220.5 million as of September 30, 2025 and December 31, 2024, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At September 30, 2025, pledging provided an additional $317.2 million in borrowing potential from the FHLB, $211.0 million from the FRB and $20.0 million from other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB. As of September 30, 2025, total available funding plus cash on hand represented 153.5% of uninsured or uncollateralized deposits.

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp, Inc. and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of September 30, 2025, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

See Note 10 to the accompanying Consolidated Financial Statements for more information regarding Regulatory Capital.

Shareholders’ Equity

Repurchase Plan

On August 1, 2024, the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. No shares were repurchased during the quarter ended September 30, 2025, leaving 635 thousand shares available for repurchase. For the quarter ended September 30, 2024, a total of 10,334 shares were repurchased at a weighted average price of $27.27. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2025, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of September 30, 2025 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2024.

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

UNITY BANCORP, INC.

Dated:	November 6, 2025	/s/ George Boyan
George Boyan
Executive Vice President and Chief Financial Officer