Form 10-K
period 2025-12-31
UNITY BANCORP INC /NJ/
filed 2026-03-04
CIK 920427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐   No ☒

As of June 30, 2025, the aggregate market value of the registrant’s Common Stock, no par value per share, held by non-affiliates of the registrant was $338,659,526 and 7,193,278 shares of the Common Stock were outstanding to non-affiliates. As of February 27, 2026, 10,016,427 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:

●	Portions of Unity Bancorp’s Proxy Statement for the Annual Meeting of Shareholders to be filed no later than 120 days from December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business:

Forward Looking Statements

This report, in Item 1, Item 7 and elsewhere, includes forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. These forward-looking statements concern the financial condition, results of operations, plans, objectives, future performance and business of Unity Bancorp, Inc. and its subsidiaries, including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) the potential impact of pandemics and other health emergencies and the government’s response thereto on our operations as well as those of our clients and on the economy generally and in our market area specifically; (2) competitive and technological pressures among financial institutions may increase significantly; (3) changes in the interest rate environment may reduce interest margins; (4) prepayment speeds, loan origination and sale volumes, charge-offs and credit loss provisions may vary substantially from period to period; (5) general economic conditions may be less favorable than expected; (6) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (7) legislative or regulatory changes or actions may adversely affect the businesses in which Unity Bancorp, Inc. is engaged; (8) changes and trends in the securities markets may adversely impact Unity Bancorp, Inc.; (9) a delayed or incomplete resolution of regulatory issues could adversely impact us; (10) difficulties in integrating any businesses that we may acquire, which may increase our expenses and delay the achievement of any benefits that we may expect from such acquisitions; (11) the impact of reputation risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity could be significant; and (12) the outcome of any future regulatory and legal investigations and proceedings may not be anticipated; and (13) risks associated with generative artificial intelligence technology. Further information on other factors that could affect the financial results of Unity Bancorp, Inc. are included in Item 1A of this Annual Report on Form 10-K and in Unity Bancorp, Inc.’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Unity Bancorp, Inc. Unity Bancorp, Inc. assumes no obligation to update forward-looking statements at any time.

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

Business of the Company

The Company’s primary business is ownership and supervision of the Bank. The Company and the Bank derive a majority of their revenue from net interest income (i.e., the difference between the interest received on loans and securities and the interest paid on deposits and borrowings).  The Company, through the Bank, conducts a traditional and community-

oriented commercial banking business and offers services, including personal and business checking accounts, time deposits, money market accounts, savings accounts, credit cards, debit cards, wire transfers, safe deposit boxes, access to automated teller services and internet and mobile banking, typical of a community banking business. The Bank also offers retirement accounts, Automated Clearing House (“ACH”) origination and Remote Deposit Capture (“RDC”). CDARS/ICS reciprocal deposits are offered based on the Bank’s participation in the IntraFi Network LLC network which enable Federal Deposit Insurance Corporation (“FDIC”) insurance sensitive customers to have FDIC coverage for large dollar deposits. The Company structures its specific services and charges in a manner designed to attract the business of the small and medium sized business, professional community and state and local municipalities, as well as that of individuals residing, working and shopping in its service area.

Deposits serve as the primary source of funding for interest-earning assets, but also generate noninterest income through treasury solution fees, merchant fees, stop payment fees, wire transfer fees, insufficient fund fees, debit/credit card income, foreign ATM fees, interchange and other miscellaneous fees. In addition, the Bank generates additional noninterest income through residential, commercial and Small Business Administration (“SBA”) loan originations, servicing and sales.

The Company engages in a wide range of lending activities and offers commercial, SBA, consumer, mortgage, home equity and personal loans. Commercial lending is primarily comprised of owner-occupied and non-owner occupied commercial mortgages and is supplemented by commercial and industrial lending activities, secured by business assets including real estate, receivables, inventory and equipment. Additionally, the Company engages in commercial and residential construction lending activities. A significant majority of the Company’s loans are real-estate secured.

Service Areas

The Company’s primary service area is defined as the neighborhoods served by the Bank’s offices. The Bank’s main office is located in Clinton, New Jersey and the Bank operates twenty-two branches primarily along the Route 22/Route 78 corridors with branches in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. Through its banking locations and online services, the Bank is able to support clients throughout the New York City metropolitan area. The Company’s goal is to continue to expand as needed to support clients as their businesses grow.

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

Employees and Human Capital

As of December 31, 2025, the Company employed 239 full‑time and 6 part‑time employees. None of the Company’s employees are represented by collective bargaining units. The Company believes its relations with employees are good and that its ability to attract and retain talent is critical to its success. To support this objective, the Company strives to offer competitive salaries and comprehensive employee benefits and regularly monitors compensation levels within its market areas. The Company provides medical benefits through a self‑insured health plan. In addition, the principal purposes of the Company’s equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock‑based compensation awards.

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

Artificial Intelligence. State and federal regulatory agencies have begun adopting rules and guidelines regarding the use of artificial intelligence (“AI”) technologies in connection with the provision of financial services. For example, the CFPB and other federal bank regulatory agencies have provided guidance that creditors may be subject to adverse action notice requirements under the Equal Credit Opportunity Act even if they rely on algorithmic underwriting models. The New York State Department of Financial Services issued an industry letter on combating cybersecurity risks associated with AI. Additionally, on January 23, 2025, President Trump issued an executive order aimed at reducing barriers to AI innovation in the U.S. economy. The executive order requires relevant persons and bodies within the federal government to develop an AI action plan to carry out this objective and revokes an AI-related executive order issued in 2023 by President Biden, as well as all corresponding policies, regulations, orders, directives, and other actions taken in response to such order.

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

A significant portion of the Company’s loan portfolio is secured by real estate. As of December 31, 2025, approximately 96 percent of its loans had real estate as a primary and/or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Weakness in the real estate market in the Company’s primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on the Company’s profitability, capital and asset quality. Any future declines in real estate values in the New Jersey, New York and Pennsylvania markets that the Company serves also may result in increases in delinquencies and losses in its loan portfolios. Further, such declines in real estate values could impact values in the Company’s debt securities investment portfolio, ultimately resulting in an adverse effect on the Company’s profitability, capital and asset quality. Stress in the real estate market, combined with any weakness in economic conditions could drive losses beyond that which is provided for in the Company’s allowance for credit losses. In that event, the Company’s earnings and capital could be adversely affected.

Furthermore, stress in the real estate market could severely impact the Company’s ability to sell residential mortgage loans and SBA 7a loans on the secondary market. The inability to sell such loans would adversely impact the Company’s noninterest revenue and hence negatively impact earnings and capital.

A significant portion of the Company’s loan portfolio is secured by commercial real estate and events that negatively impact the commercial real estate market could adversely affect our asset quality and profitability for those loans secured by real property and increase the number of defaults and the level of losses within our loan portfolio.

A significant portion of the Company’s loan portfolio is secured by commercial real estate. As of December 31, 2025, total commercial real estate loans, including construction loans, represented 56.6 percent of our loan portfolio. Included in this portfolio are loans to industries including hotel/motel, food/beverage services, educational facilities, retail, warehouse, office, religious facilities, automotive, healthcare facilities, gas station and educational facilities. Additionally, mixed-use loans, in their hybrid nature, may include these industries, as well as others not denoted above. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than residential mortgage loans due to several factors, including dependence on the successful operation of a business or a project for repayment. Further, the Company facilitates construction-to-permanent financing, which may come with heightened credit risks.  In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. The value of the real estate collateral that provides an alternate source of repayment in the event of default by the borrower could deteriorate during the time the credit is extended. Underwriting, portfolio management activities and other credit administration functions, cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our clients or a significant default by our clients would materially and adversely affect us.

Concentrations in commercial real estate are closely monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. Any formal or informal action by our supervisors may require us to increase our reserves on these loans and adversely impact our earnings and capital.

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

Our SBA lending program is dependent upon the U.S. federal government. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to ongoing SBA servicing related expenses, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress or funding for the SBA program may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, results of operations and financial condition.

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

We have historically originated a significant number of SBA loans, and sold a significant portion of the guaranteed portions of these loans on the secondary market. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2025, we held $34.3 million of SBA loans on our balance sheet, $5.4 million of which primarily consisted of the non-guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

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

In 2006, the OCC, the FDIC, and the FRB, or collectively, the Agencies, issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” or the “CRE Guidance.” Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure will receive increased supervisory scrutiny where total nonowner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Using regulatory guidance definitions, the Bank’s commercial real estate loan balance was $868.9 million at December 31, 2025 and commercial real estate loans represented 231.92% of the Bank’s risk-based capital at December 31, 2025, a decrease from 235.05% at December 31, 2024.

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

There is a risk that the Company may not be repaid in a timely manner, or at all, for loans it makes or securities it holds.

The risk of nonpayment (or deferred or delayed payment) of loans is inherent in banking. Such nonpayment, or delayed or deferred payment, of loans to the Company may have a material adverse effect on its earnings and overall financial condition, such as increased provision for credit losses, asset recovery costs and lower interest income. Additionally, in compliance with applicable banking laws and regulations and U.S. Generally Accepted Accounting Principles (“ U.S. GAAP”), the Company maintains an allowance for credit losses created through charges against earnings. As of December 31, 2025, the Company’s allowance for credit losses was $32.3 million, or 1.27 percent of its total loan portfolio and 108.40 percent of its nonaccrual loans. The Company’s marketing focus on small to medium size businesses may result in the assumption by the Company of certain lending risks that are different from or greater than those which would apply to loans made to larger companies. The Company seeks to minimize its credit risk exposure through credit controls, which include evaluation of potential borrowers’ available collateral, liquidity, cash flow and debt service coverage (both individually and globally). However, there can be no assurance that such procedures will actually reduce credit losses.

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

Like all financial institutions, the Company maintains an allowance for credit losses to provide for loan defaults and nonperformance. Its allowance for credit losses may not be adequate to cover actual losses and future provisions for credit losses could materially and adversely affect the results of operations. Risks within the loan portfolio are analyzed on a continuous basis by Management and, periodically, by an independent loan review function as overseen by the Audit Committee. A risk system, consisting of multiple-grading categories, is utilized as an analytical tool to assess risk and the appropriate level of credit loss reserves. Along with the risk system, Management further evaluates risk characteristics of the loan portfolio under current economic conditions and considers such factors as the financial condition of the borrowers, past and expected credit loss experience, historical trends and other factors that Management feels deserve recognition in establishing an adequate reserve. This risk assessment process is performed at least quarterly and, as adjustments become necessary, they are realized in the periods in which they become known. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. State and federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for credit losses and may require an increase in its allowance for credit losses. Although the Company believes that its allowance for credit losses is adequate to cover probable and reasonably estimated losses, there can be no assurance that the Company will not further increase the allowance for credit losses or that its regulators will not require an increase to this allowance. Either of these occurrences could adversely affect the Company’s earnings.

The Company is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, represents a significant portion of the Company’s earnings. Both increases and decreases in the interest rate environment may reduce the Company’s profits. Interest rates are subject to factors which are beyond the Company’s control, including general economic conditions, competition and policies of various governmental and regulatory agencies, such as the FRB. Changes in monetary policy, including changes in interest rates and/or quantitative easing or tightening protocols, could influence not only the interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, including the held to maturity and available for sale securities portfolios and (iii) the average duration of interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rate indexes underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk) and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk). The Company monitors interest rate risk through its asset liability management process; however, there are no assurances that this process will reduce interest rate risk exposures.

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

There is the risk that the Company will be insufficiently liquid to meet its obligations as they come due.

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

As of December 31, 2025, the Company had $882.9 million in time deposits, comprising 38.0% of total deposits. Time deposits maturing within one year were $842.4 million, or 95.4% of time deposits and 36.2% of total deposits. Additionally, as of December 31, 2025, uninsured or uncollateralized deposits represented 21.7% of total deposits. The Company’s liquidity position could be impacted by these deposits if its customers decide to withdraw funds at maturity and invest in non-deposit products, including but not limited to U.S. Treasuries, money market funds and other alternative sources. Additionally, the Company’s earnings could be impacted if interest rates increase and the Company needs to increase the rates offered on deposits to retain these funds. The Company’s management and Board of Directors monitors the deposit composition of its Consolidated Balance Sheet through various Board and Management reporting on a regular basis.

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

The Company has also been active in competing for New Jersey governmental and municipal deposits. At December 31, 2025, the Company held approximately $444.9 million in governmental and municipal deposits. The governor of New Jersey has proposed that the state form and own a bank in which governmental and municipal entities would deposit their excess funds, with the state owned bank then financing small businesses and municipal projects in New Jersey. While no legislation has been introduced in the state legislature, the New Jersey Public Bank Implementation Board has provided its final recommendations to the governor, including that the public bank entity should not be a depository institution but should seek funding from a diverse range of investors and non-depository investment vehicles. However, should this proposal be adopted and a state owned bank formed, it could impede the Company’s ability to attract and retain governmental and municipal deposits, thereby impairing the Company’s liquidity.

The emergence of U.S. dollar–denominated stablecoins and the evolving legislative and regulatory landscape governing them—including recently proposed and enacted federal frameworks such as the GENIUS Act and other stablecoin specific bills—may adversely affect our deposit base, liquidity profile, and competitive position.

As stablecoins become more widely adopted for payments and value storage, customers may shift funds from traditional bank deposits into digital assets, potentially reducing our low cost funding sources and increasing our reliance on more expensive or volatile funding alternatives. New legislation could also impose operational, compliance, cybersecurity, or reporting requirements on financial institutions that interact with stablecoin issuers, custodians, or users. The pace and direction of regulatory change remain uncertain, and future rules could materially impact our ability to compete, our cost structure, or the behavior of our customers. Any of these developments could adversely affect our business, financial condition, and results of operations.

The nature and growth rate of our loan portfolio may expose us to increased lending risks.

Given the significant growth in our loan portfolio, many of our loans are unseasoned, meaning that they were originated relatively recently. Approximately 42.1% of our loan portfolio has been originated in the past three years. As a result, it may be difficult to predict the future performance of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our performance.

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

Future offerings of common stock or debt securities may adversely affect the market price of the Company’s stock.

In the future, if the Company’s or the Bank’s capital ratios fall below the prevailing regulatory minimums, or if the Company seeks to pursue growth opportunities such as acquisitions, the Company or the Bank may be required to raise additional capital through offerings of common stock, preferred stock, subordinated debt, senior debt, or other capital instruments. Any such equity offerings may dilute the holdings of existing shareholders or reduce the market price of the Company’s common stock, or both. Debt offerings could increase the Company’s interest expense, impose restrictive covenants, or otherwise adversely affect the Company’s financial condition. There can be no assurance that any such capital could be raised on acceptable terms, or at all. Future offerings of common stock may adversely affect the market price of the Company’s stock.

The Company cannot predict how changes in technology will impact its business.

The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

●	telecommunications;
●	data processing;
●	artificial intelligence, (“AI”);
●	automation;
●	Internet-based banking;
●	Stablecoins and other crypto currencies;
●	Tele-banking;
●	debit cards/smart cards

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

The Company maintains an incident response and business continuity framework, which is periodically tested through tabletop exercises involving executive management, senior leadership and other critical business functions. These exercises are intended to support effective decision making, communication and coordination during cybersecurity or operational incidents; however, there can be no assurance that such measures will be effective in all circumstances.

For further information, please refer to Item 1C in this document.

The Company’s business strategy could be adversely affected if it is not able to attract and retain skilled employees and manage expenses.

The Company expects to continue to experience growth in the scope of its operations and, correspondingly, in the number of its employees and customers. The Company may not be able to successfully manage its business as a result of the strain on Management and operations that may result from this growth. The Company’s ability to manage this growth will depend upon its ability to continue to attract, hire and retain skilled employees.  The Company’s success will also depend on the ability of its officers and key employees to continue to implement and improve operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage employees. Further, given the rise of “remote” and “hybrid” working models, the Company is in competition with more companies and industries for employee retention. The Company’s potential inability to retain key employees could have a material adverse effect on its financial condition and results of operations. As a community banking organization, the Company is highly reliant on key employees, including its Chief Executive Officer, President, Chief Financial Officer, heads of key operational areas, area managers, business development officers and loan officers. The loss of these employees could have an adverse impact on the Company’s operating capacities and the ability to implement growth strategies and adversely impact the financial performance.

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

Our use of artificial intelligence, including generative artificial intelligence, may expose us to operational, regulatory, legal, and reputational risks that could adversely affect our business, financial condition, and results of operations.

We use, and expect to continue to expand our use of, artificial intelligence and machine learning technologies, including generative artificial intelligence models, in our operations and through third-party vendors. These technologies are complex, rapidly evolving, and may not perform as intended. AI systems may produce inaccurate, biased, or unpredictable results, which could lead to flawed business decisions, customer harm, control failures, or violations of law or regulation, including consumer protection and fair lending requirements.

The regulatory and supervisory framework governing the use of artificial intelligence in the banking industry is developing and remains uncertain. Banking regulators have increased scrutiny of AI-related practices, including governance, model risk management, explainability, data usage, and third-party oversight. New laws, regulations, or supervisory expectations could limit our ability to deploy AI technologies, require significant changes to our systems or processes, increase compliance costs, or result in supervisory actions, fines, or penalties if our use of AI is deemed noncompliant or unsafe.

The use of AI, including generative AI, may also increase cybersecurity, data privacy, and information security risks. AI systems may require access to sensitive customer or proprietary information, and any failure to adequately safeguard such data, prevent misuse, or comply with applicable privacy and data protection laws could result in regulatory enforcement actions, litigation, financial losses, and reputational harm.

We also face risks from reliance on third-party vendors that develop or utilize AI technologies. These vendors may use proprietary or opaque models, limit our ability to validate or monitor AI-driven outcomes, or fail to maintain adequate controls. Disruptions, deficiencies, or misconduct by such vendors could adversely affect our operations, compliance posture, or customer relationships.

If we are unable to effectively manage the risks associated with artificial intelligence and emerging technologies, or if these technologies fail to operate as intended, our business, financial condition, and results of operations could be materially adversely affected.

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

The Company may not be able to detect fraudulent activities fully, or on a timely basis, which could expose the Company to financial losses, reputational harm and regulatory scrutiny.

The Company is required to maintain robust internal controls, monitoring systems, and reporting mechanisms designed to prevent, detect, and address fraud committed by customers, employees, vendors, or other third parties. Fraud related risks have become increasingly complex as digital channels expand, criminal schemes evolve, and expectations from regulators and industry stakeholders continue to rise.

Although the Company has implemented policies, procedures, and technological safeguards intended to identify and mitigate fraudulent behavior, these measures may not prevent all instances of fraud. Fraudulent activities may be sophisticated, coordinated, or intentionally concealed, and may involve identity theft, account takeover, unauthorized transactions, misappropriation of funds, or manipulation of internal processes. To the extent the Company fails to detect or prevent fraudulent activity, it may suffer financial losses, incur increased operational costs, face customer disputes, or experience reputational damage. In addition, regulators may impose fines, penalties, or other sanctions if the Company’s fraud prevention controls are deemed inadequate or if the Company fails to comply with applicable laws, regulations, or supervisory expectations.

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

Cybersecurity risk is initially overseen by the management Information Technology Steering Committee (the “ITSC”). The members of this committee include the Company’s Chief Information Officer, Chief Compliance Officer (who is also the Information Security Officer), Chief Executive Officer, Chief Financial Officer and other critical executive management members. The ITSC also includes a non-voting member that is an independent, outsourced cybersecurity expert.

Over his 18-year career, the Company’s Chief Information Officer has served in multiple Information Technology and Cybersecurity roles, such as Senior Engineer, responsible for implementing hardened infrastructure for both physical and cloud applications; Solutions Architect, designing infrastructures for highly regulated industries including Financial Services, Local/State Government and Healthcare; Director of Service Delivery, overseeing engineering, solutions architecture and maintaining the System and Organization Controls (SOC) program prior to joining Unity Bank. During his tenure at Unity Bank, he is a member of various Risk and Cybersecurity Committees of the New Jersey Bankers Association, is a member of FS-ISAC, The Independent Community Bankers of America and our primary banking vendors advisory and risk management committees.

The Company’s Chief Compliance Officer was appointed as the Company’s Information Security Officer in 2016.

The Virtual Information Security Officer (vISO), an outsourced consultant, has an over 20-year career in Information Technology, Cybersecurity and both Internal/External Audit experience. He presently holds a position of Partner of Cherry Bekaert, formerly Herbein & Company, Inc., COA Advisor & Audit, where he’s held multiple positions within Information Technology and Cybersecurity.

The Company’s Information Technology Manager has an over 27-year career in Information Technology, the prior 14-years of which have been in Information Technology, Security and Cybersecurity, working primarily in regulated industries.

In order to ensure that cybersecurity risk management is integrated into the Company’s overall risk management plans, systems and processes, the ITSC and Chief Information Officer provide reports and updates to the Board of Directors, or a Committee thereof on a quarterly basis. To ensure employees are properly trained, annually all employees are required to take a Gramm-Leach-Bliley Act training.

The Company’s cybersecurity risk mitigation program involves a combination of internal resources and the use of third parties. The Company’s internal IT team performs monthly vulnerability scanning and performs an annual risk assessment based on the National Institute of Standards and Technology Cybersecurity Framework. The results are reported to the ITSC, which is then reported to the Board of Directors. The Company’s IT and compliance staff also review potential cybersecurity threats associated with the Company’s third party vendors, including performing a review of and obtaining a System of Organization Controls report from all vendors rated as “high risk” by the Company’s internal vendor management program. The Company also has an internal Incident Response Plan and Team, which is charged with overseeing the Company’s response to any cybersecurity incident. The team performs a table top exercise at least annually to prepare to respond in the event of any actual cybersecurity incident.

In addition to these internal resources, the Company uses a third party vendor to complete annual penetration and vulnerability testing, with the results reported to the ITSC. Finally, the Company’s cybersecurity compliance program is audited by the Bank’s outsourced internal auditor.

The Company also maintains cyber liability insurance which may provide coverage for expenses and certain losses incurred in connection with a cybersecurity incident.

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

Item 2.    Properties:

The Company presently conducts its business through its main office located at 64 Old Highway 22, Clinton, New Jersey and its twenty-two branch offices. The Company is currently leasing additional back office space in Clinton, New Jersey, in a building adjacent to its main office. The Company’s facilities are adequate to meet its needs.

The following table sets forth certain information regarding the Company’s properties from which it conducts business as of December 31, 2025.

Location	Leased or Owned	Date Leased or Acquired	Lease Expiration
North Plainfield, NJ	Owned	1991	—
Linden, NJ	Owned	1997	—
Whitehouse, NJ	Owned	1998	—
Union, NJ	Leased	2021	2036
Scotch Plains, NJ	Owned	2004	—
Flemington, NJ	Owned	2005	—
Forks Township, PA	Leased	2006	2036
Middlesex, NJ	Owned	2007	—
Somerset, NJ	Leased	2012	2027
Washington, NJ	Owned	2012	—
Highland Park, NJ	Owned	2013	—
South Plainfield, NJ	Owned	2013	—
Edison, NJ	Owned	2013	—
Clinton, NJ*	Owned	2016	—
Somerville, NJ	Owned	2016	—
Emerson, NJ	Owned	2016	—
Phillipsburg, NJ	Leased	2017	2027
Clinton, NJ**	Leased	2018	2036
Bethlehem, PA	Leased	2018	2028
Parsippany, NJ	Owned	2023	—
Lakewood, NJ	Leased	2022	2037
Fort Lee, NJ	Leased	2022	2037
Madison, NJ	Leased	2025	2035
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

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol “UNTY.” The Company declared cash dividends of $0.14 per share for the first and second quarters of 2025, and subsequently increased the dividend to $0.15 per share for the third and fourth quarters of the year. The declaration and payment of future dividends to holders of the Company’s common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements, legal requirements, regulatory constraints and other factors that our Board deems relevant. As of December 31, 2025, approximately 281 holders of record held shares of our common stock.

(b)	Repurchase Plan

On August 1, 2024 the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. A total of 116 thousand shares were repurchased at an average price of $43.21 during 2025, all of which were repurchased under the prior repurchase plan, leaving 568 thousand shares available for repurchase as of December 31, 2025. A total of 229 thousand shares were repurchased at an average price of $27.05 during 2024, leaving 685 thousand shares available for repurchase as of December 31, 2024. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

				Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares that May
	Number of	Weighted	as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
January 1, 2025 through January 31, 2025	-	$-	-	684,645
February 1, 2025 through February 29, 2025	-	-	-	684,645
March 1, 2025 through March 31, 2025	-	-	-	684,645
April 1, 2025 through April 30, 2025	50,000	38.78	50,000	634,645
May 1, 2025 through May 31, 2025	-	-	-	634,645
June 1, 2025 through June 30, 2025	-	-	-	634,645
July 1, 2025 through July 31, 2025	-	-	-	634,645
August 1, 2025 through August 31, 2025	-	-	-	634,645
September 1, 2025 through September 30, 2025	-	-	-	634,645
October 1, 2025 through October 31, 2025	5,402	45.32	5,402	629,243
November 1, 2025 through November 30, 2025	60,894	46.66	60,894	568,349
December 1, 2025 through December 31, 2025	-	-	-	568,349

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

Overview

Unity Bancorp, Inc. (the “Parent Company”) is a financial holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Unity Bank (the “Bank” or, when consolidated with the Parent Company, the “Company”) is chartered by the New Jersey Department of Banking and Insurance and commenced operations on September 13, 1991. The Bank provides a full range of commercial and retail banking services through online banking platforms and its twenty-two branch offices located in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, SBA and other commercial credits. The Bank has multiple subsidiaries used to hold part of its investment, other real estate owned and loan portfolios.

The below table reflects a 5-year trend of the Company’s net income and return on average equity, (“ROE”):

Results of Operations

Net income totaled $58.0 million, or $5.67 per diluted share for the year ended December 31, 2025, compared to $41.5 million, or $4.06 per diluted share for the year ended December 31, 2024.

Highlights for the year include:

●	Net income increased 39.8 percent to $58.0 million from $41.5 million in the prior year.
●	Net income per diluted share increased 39.7 percent to $5.67 per share from $4.06 per share in the prior year.
●	Net interest income increased $18.4 million, or 18.7 percent, to $117.0 million from $98.6 million in the prior year, primarily due to increased volume and rate of interest-earning assets and decrease in rate of interest-bearing liabilities, partially offset by increases in the volume of interest-bearing liabilities.
●	Net interest margin for the year ending December 31, 2025 increased 36 basis points to 4.52 percent compared to 4.16 percent in the prior year.
●	Noninterest income was $14.8 million, a 74.5 percent increase compared to $8.5 million in the prior year, primarily due to increased net securities gains, service and loan fee and branch fee income. The increased net gains on securities was primarily driven by $1.7 million in unrealized gains and $3.5 million in realized gains on the Patriot National Bancorp, Inc. position.
●	Noninterest expense totaled $52.4 million, an increase of $3.7 million when compared to $48.7 million in the prior year. The increase was primarily due to increased compensation and benefits, processing and communications, director fees and occupancy expenses, partially offset by a decrease in loan related expenses.
●	Net income before provision for income taxes increased 38.8 percent to $75.5 million from $54.4 million in the prior year.
●	The effective tax rate decreased to 23.3 percent compared to 23.8 percent in the prior year.
●	Total securities decreased $21.0 million, or 14.5 percent from the prior year. The decrease was driven by a decrease in debt securities available for sale and held to maturity, primarily resulting from principal paydowns, calls and maturities, partially offset by purchases and mark to market gains of debt securities available for sale.
●	Total gross loans increased $284.1 million, or 12.6 percent from the prior year. The increase was primarily driven by a 18.5 percent increase in commercial loans, 13.1 percent increase in commercial construction and 7.3 percent increase in residential mortgage loans, partially offset by a 19.4 percent decrease in residential construction loans.
●	Total deposits increased $223.7 million, or 10.7 percent from the prior year. The increase was primarily driven by increases in brokered deposits, time deposits, interest-bearing demand deposits, savings deposits and noninterest-bearing demand deposits.
●	Total borrowed funds increased $35.3 million, or 16.0 percent from the prior year.

The Company’s performance ratios for the past two years are listed in the following table:

	For the years ended December 31,
	2025	2024
Net income per common share - Basic (1)	$5.78	$4.13
Net income per common share - Diluted (2)	$5.67	$4.06
Return on average assets	2.17%	1.68%
Return on average equity (3)	18.07%	14.99%
Dividend payout ratio (4)	10.23%	12.81%
Average equity to average assets (5)	11.99%	11.24%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as net income divided by average shareholders’ equity.
(4)	Defined as dividends declared per share divided by diluted net income per share.
(5)	Defined as average equity divided by average total assets.

The below table provides net income for 2024 and the component reconciliation to net income for 2025:

The table below an annualized non-GAAP reconciliation of adjustments called out in the chart above:

	For the 12 months ended
(In thousands, except percentages and per share amounts)	December 31, 2025	December 31, 2024
Adjusted net income:
Net income (GAAP)	$57,951	$41,450
Adjustments:
Less: Release of credit losses, securities	(2,823)	-
Less: Net securities gains, pertaining to one-time sales	(3,509)	-
Less: Net securities gains, unrealized	(1,693)	-
Add: Adjusted release of income taxes	1,893	-
Adjusted net income (non-GAAP)	$51,819	$41,450

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

2025 compared to 2024

During 2025, tax-equivalent net interest income amounted to $117.0 million, an increase of $18.4 million, or 18.7 percent, when compared to the same period in 2024. The net interest margin increased 36 basis points to 4.52 percent for the year ended December 31, 2025, compared to 4.16 percent for the same period in 2024. The net interest spread was 3.69 percent for 2025, a 40 basis point increase compared to 3.29 for the same period in 2024.

During 2025, tax-equivalent interest income was $173.6 million, an increase of $17.9 million, or 11.5 percent, when compared to the same period in the prior year. This increase was mainly driven by the increase in the average balance of loans and in the yield on loans.

●	Of the $17.9 million increase in interest income on a tax-equivalent basis, $12.9 million was due to the increased average volume of interest-earning assets and $5.0 million was due to increased yields on average interest-earning assets.
●	The average volume of interest-earning assets increased $216.5 million to $2.6 billion for 2025 compared to $2.4 billion for 2024. This was primarily due to a $214.0 million increase in average loans, with growth in commercial and residential mortgage loans. The increase was complemented by a $7.4 million increase in average interest-bearing deposits, partially offset by a $3.8 million and $1.1 million decrease in average investment securities and FHLB stock, respectively.
●	The yield on total interest-earning assets increased 14 basis points to 6.71 percent for the year ended December 31, 2025 when compared to 2024. The yield on the loan portfolio increased 20 basis points to 6.76 percent.

Total interest expense was $56.6 million in 2025, a decrease of $0.5 million or 0.9 percent compared to 2024. This decrease was primarily driven by the decrease in the cost of deposits and the decreased average balance of borrowed funds and subordinated debentures, which was partially offset by an increase in the volume of time deposits and interest-bearing demand deposits.

●	Of the $0.5 million decrease in interest expense, $4.9 million was due to decreased rates on average interest-bearing deposits, while $1.0 million and $0.3 million was due to the decreased volume and rate of borrowed funds and subordinated debentures, respectively, which was partially offset by an increase of $5.7 million related to volume of average interest-bearing deposits.
●	The average cost of interest-bearing liabilities decreased 26 basis points to 3.02 percent in 2025 when compared to 2024. The cost of interest-bearing deposits decreased 25 basis points in 2025. The cost of borrowed funds and subordinated debentures decreased 24 basis points in 2025.
●	Interest-bearing liabilities averaged $1.9 billion in 2025, an increase of $132.9 million, compared to 2024. The increase in interest-bearing liabilities was primarily due to increases in time deposits and interest-bearing demand deposits, partially offset by increases in borrowed funds and subordinated debentures and brokered deposits.

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

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis)

For the years ended December 31,	2025			2024
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$45,865	$1,964	4.28%	$38,491	$2,033	5.28%
Federal Home Loan Bank ("FHLB") stock	7,382	565	7.66	8,440	789	9.34
Securities:
Taxable	136,129	6,818	5.01	139,800	7,312	5.23
Tax-exempt	1,499	83	5.55	1,599	72	4.49
Total securities (A)	137,628	6,901	5.01	141,399	7,384	5.22
Loans:
SBA loans	47,478	3,790	7.87	56,307	4,887	8.56
Commercial loans	1,405,106	95,144	6.68	1,186,277	75,699	6.28
Commercial construction loans	124,234	10,340	8.21	134,806	12,074	8.81
Residential mortgage loans	663,372	41,925	6.32	625,365	37,770	6.04
Consumer loans	81,177	5,830	7.08	71,010	5,607	7.77
Residential construction loans	74,933	7,181	9.45	108,558	9,497	8.61
Total loans (B)	2,396,300	164,210	6.76	2,182,323	145,534	6.56
Total interest-earning assets	$2,587,175	$173,640	6.71%	$2,370,653	$155,740	6.57%

Noninterest-earning assets:
Cash and due from banks	22,798			23,396
Allowance for credit losses	(28,999)			(26,492)
Other assets	94,422			92,687
Total noninterest-earning assets	88,221			89,591
Total assets	$2,675,396			$2,460,244

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$362,811	$7,528	2.07%	$326,943	$7,176	2.19%
Savings deposits	509,892	11,652	2.29	512,405	13,006	2.54
Brokered deposits	220,910	7,608	3.44	227,070	8,412	3.70
Time deposits	668,405	25,571	3.83	535,297	22,918	4.28
Total interest-bearing deposits	1,762,018	52,359	2.97	1,601,715	51,512	3.22
Borrowed funds and subordinated debentures	114,047	4,236	3.66	141,489	5,615	3.90
Total interest-bearing liabilities	$1,876,065	$56,595	3.02%	$1,743,204	$57,127	3.28%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	446,081			411,148
Other liabilities	32,524			29,421
Total noninterest-bearing liabilities	478,605			440,569
Total shareholders' equity	320,726			276,471
Total liabilities and shareholders' equity	$2,675,396			$2,460,244

Net interest spread		$117,045	3.69%		$98,613	3.29%
Tax-equivalent basis adjustment		(12)			(2)
Net interest income		$117,033			$98,611
Net interest margin			4.52%			4.16%

(A)	Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent in 2025 and 2024.
(B)	The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.
(C)

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

	For the years ended December 31,
	2025 versus 2024
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume	Rate	Net
Interest income:
Interest-bearing deposits	$352	$(421)	$(69)
FHLB stock	(92)	(132)	(224)
Securities	(194)	(289)	(483)
Loans	12,813	5,863	18,676
Total interest income	$12,879	$5,021	$17,900
Interest expense:
Demand deposits	$758	$(406)	$352
Savings deposits	(64)	(1,290)	(1,354)
Brokered deposits	(224)	(580)	(804)
Time deposits	5,251	(2,598)	2,653
Total interest-bearing deposits	5,721	(4,874)	847
Borrowed funds and subordinated debentures	(1,046)	(333)	(1,379)
Total interest expense	4,675	(5,207)	(532)
Net interest income - fully tax-equivalent	$8,204	$10,228	$18,432
Decrease in tax-equivalent adjustment			(10)
Net interest income			$18,422

Provision for Credit Losses

The provision for credit losses for loans totaled $6.7 million for 2025, compared to $2.4 million in 2024. The provision for credit losses for loans increased $4.3 million for the year ended 2025 primarily due to loan growth, with additional increases in qualitative adjustments due to increased nonaccrual assets.

The provision for credit losses for off-balance sheet exposures totaled to $66 thousand for the year ended December 31, 2025, compared to $1 thousand at December 31, 2024.

For the year ending December 31, 2025, there was a release in credit losses for debt securities of $2.8 million compared to a provision for credit losses for debt securities of $1.5 million for the prior year. The $2.8 million of release relates to the Patriot National Bancorp, Inc. position that was converted to restricted stock in 2025. There were no nonaccrual securities at December 31, 2025, compared to $2.0 million at December 31, 2024.

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

Noninterest Income

The following table shows the components of noninterest income for the past two years:

	For the years ended December 31,
(In thousands)	2025	2024
Branch fee income	$1,836	$1,391
Service and loan fee income	2,712	2,165
Gain on sale of SBA loans held for sale, net	705	660
Gain on sale of mortgage loans, net	1,527	1,488
BOLI income	774	544
Net securities gains	5,596	586
Other income	1,629	1,635
Total noninterest income	$14,779	$8,469

Noninterest income was $14.8 million for 2025, a $6.3 million increase compared to $8.5 million for 2024. This increase was primarily due to increased net gains on securities, service and loan fee income, branch fee income and BOLI income. The increased net gains on securities was primarily driven by $1.7 million in unrealized gains and $3.5 million in realized gains on the Patriot National Bancorp, Inc. position.

Noninterest Expense

The following table shows the components of noninterest expense for the past two years:

	For the years ended December 31,
(In thousands)	2025	2024
Compensation and benefits	$32,186	$29,749
Processing and communications	4,193	3,473
Occupancy	3,407	3,184
Furniture and equipment	3,224	3,140
Professional services	1,758	1,683
Advertising	1,682	1,611
Loan related expenses	888	1,138
Deposit insurance	1,174	1,100
Director fees	1,293	956
Other expenses	2,554	2,707
Total noninterest expense	$52,359	$48,741

Noninterest expense totaled $52.4 million for the year ended December 31, 2025, an increase of $3.7 million when compared to $48.7 million in 2024. The majority of this increase is attributable to increased compensation and benefits, processing and communications, director fee and occupancy expenses, partially offset by decreased loan related expense.

Income Tax Expense

For 2025, the Company reported income tax expense of $17.6 million for an effective tax rate of 23.3%, compared to an income tax expense of $12.9 million and an effective tax rate of 23.8% in 2024. During the fourth quarter of 2025, Unity purchased $8.0 million of federal tax credits for $7.5 million, resulting in $0.5 million of tax savings. The Company intends to evaluate other tax credit opportunities on an ongoing basis, subject to market availability and regulatory considerations.

For additional information on income taxes, see Note 11 to the Consolidated Financial Statements.

Financial Condition

Total assets increased $312.6 million, or 11.8 percent, to $3.0 billion at December 31, 2025, when compared to year end 2024. This increase was primarily due to an increase of $284.1 million in gross loans, mostly due to increases of $236.7 million in commercial loan growth, $46.3 million in residential mortgages, $17.0 million in commercial construction loans and $8.5 million in consumer loans partially offset by decreases of $17.6 in residential construction, $4.1 million in SBA loans held for investment and $2.7 million in loans held for sale. Total assets also included an increase of $36.1 million in total cash and cash equivalents, partially offset by a decrease of $21.0 million in securities.

Total deposits increased $223.7 million, or 10.7 percent, to $2.3 billion at December 31, 2025. This increase was primarily due to increases of $56.3 million in brokered deposits, $51.4 million in time deposits, $47.3 million in interest-bearing demand deposits, $43.9 million in savings deposits and $24.8 million in noninterest-bearing demand deposits. Borrowed funds increased $35.3 million to $255.8 million at December 31, 2025.

Total shareholders’ equity increased $50.0 million when compared to December 31, 2024, due to earnings and an increase in common stock, offset by dividends paid and share repurchases.

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

The following table provides the major components of AFS debt securities, HTM debt securities and equity investments at their carrying value as of December 31, 2025 and December 31, 2024:

(In thousands)	December 31, 2025	December 31, 2024
Available for sale, at fair value:
U.S. Government sponsored entities	$4,969	$14,759
State and political subdivisions	159	333
Residential mortgage-backed securities	11,752	12,286
Asset backed securities	22,000	39,393
Corporate and other securities	31,990	27,113
Total securities available for sale	$70,870	$93,884
Held to maturity, at amortized cost:
U.S. Government sponsored entities	$28,000	$28,000
State and political subdivisions	1,299	1,234
Residential mortgage-backed securities	7,277	12,060
Total securities held to maturity	$36,576	$41,294
Equity Securities, at fair value:
Total Equity Securities	$16,569	$9,850

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

AFS debt securities totaled $70.9 million at December 31, 2025, a decrease of $23.0 million or 24.5 percent, compared to $93.9 million at December 31, 2024. This net decrease was the result of:

●	$37.2 million in principal payments, maturities and called bonds,
●	$2.0 million transfer of senior debt security modification to equity (net of valuation allowance),
●	$1.0 million in proceeds from sales,
●	$0.2 million in unrealized losses recognized through earnings,
●	Partially offset by purchases of $15.5 million; and
●	$1.9 million of appreciation in the market value of the portfolio. At December 31, 2025, the portfolio had a net unrealized loss of $1.6 million compared to a net unrealized loss of $3.5 million at December 31, 2024. These net unrealized losses are reflected net of tax in shareholders’ equity as accumulated other comprehensive loss.

For the year ended December 31, 2025, there was a release in credit losses on AFS debt securities of $2.8 million compared to a provision of $1.5 million for year ended December 31, 2024. The change in provision was entirely attributable to Patriot National Bancorp for which a partial valuation allowance was recognized in the second quarter of 2024 and the fourth quarter of 2023. During the year ended December 31, 2025, Unity released all valuation allowances related to the debt position and converted the position to equity.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 5.1 years and 4.9 years at December 31, 2025 and 2024, respectively. The effective duration of AFS debt securities amounted to 1.9 and 1.4 years at December 31, 2025 and 2024, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is comprised of obligations of U.S. Government sponsored entities, state and political subdivisions and residential mortgage-backed securities.

HTM debt securities totaled $36.6 million at December 31, 2025, a decrease of $4.7 million, or 11.4 percent, compared to $41.3 million at December 31, 2024. The decrease was due to:

●	$4.8 million in principal paydowns; and
●	Partially offset by $0.1 million in net accretion

The weighted average life of HTM debt securities, adjusted for prepayments, amounted to 14.8 years and 14.3 years at December 31, 2025 and 2024, respectively. As of December 31, 2025, the fair value of HTM debt securities was $30.4 million, compared to $33.8 million at December 31, 2024. The effective duration of HTM debt securities amounted to 10.7 and 9.0 years at December 31, 2025 and 2024, respectively.

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

Equity securities totaled $16.6 million at December 31, 2025, an increase of $6.7 million, or 68.2 percent, compared to $9.9 million at December 31, 2024. This net increase was the result of:

●	$3.5 million of realized gains,
●	$2.1 million of unrealized gains,
●	Conversion of senior debt to common equity $5.0 million,
●	Purchases of $2.7 million; and
●	Partially offset by $6.6 million in sales

The following table provides the remaining contractual maturities and average yields, calculated on a yield-to-maturity basis, within the investment portfolios. The carrying value of securities at December 31, 2025 is distributed by contractual maturity. Residential mortgage-backed securities and other securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Within one year		After one through five years		After five through ten years		After ten years		Total carrying value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(In thousands, except percentages)
Available for sale, at fair value:
U.S. Government sponsored entities	$—	-%	$4,969	3.15%	$—	-%	$—	-%	$4,969	3.15%
State and political subdivisions	—	-	—	-	—	-	159	2.76	159	2.76
Residential mortgage-backed securities	21	2.41	133	2.69	497	3.34	11,101	3.41	11,752	3.40
Asset backed securities	—	-	—	-	11,999	5.90	10,001	5.55	22,000	5.74
Corporate and other securities	1,951	6.25	10,977	7.26	19,062	7.10	—	-	31,990	7.10
Total debt securities available for sale	$1,972	6.21%	$16,079	5.95%	$31,558	6.58%	$21,261	4.41%	$70,870	5.78%
Held to maturity, at cost:
U.S. Government sponsored entities	$—	-%	$3,000	4.00%	$—	-%	$25,000	3.48%	$28,000	3.54%
State and political subdivisions	—	-	—	-	—	-	1,299	5.19	1,299	5.19
Residential mortgage-backed securities	—	-	—	-	—	-	7,277	3.03	7,277	3.03
Total debt securities held for maturity	$—	-%	$3,000	4.00%	$—	-%	$33,576	3.45%	$36,576	3.50%

Securities with a carrying value of $69.2 million and $11.5 million at December 31, 2025 and December 31, 2024, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law. There were no securities encumbered at December 31, 2025 and December 31, 2024.

Approximately 57 and 63 percent of the total investment portfolio had a fixed rate of interest at December 31, 2025 and December 31, 2024, respectively.

For additional information on securities, see Note 2 to the Consolidated Financial Statements.

Loans

The loan portfolio, which represents the Company’s largest asset group, is a significant source of both interest and fee income. The portfolio consists of SBA, commercial, commercial construction, residential mortgage, consumer and residential construction loans. Each of these segments is subject to differing levels of credit and interest rate risk.

Total loans were $2.5 billion at December 31, 2025, an increase of $284.1 million or 12.6 percent when compared to year end 2024. Commercial, residential mortgage, commercial construction and consumer loans increased $236.6 million, $46.3 million, $17.0 million and $8.5 million, respectively, partially offset by decreases in residential construction, SBA loans held for investment and loans held for sale of $17.6 million, $4.0 million and $2.7 million, respectively. The Company’s loan portfolio had an average outstanding principal balance of $0.7 million per loan as of December 31, 2025.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of December 31, 2025 and December 31, 2024:

In thousands, except percentages	December 31, 2025%		December 31, 2024%
Loans held for sale	$9,490	0.4%	$12,163	0.5%
SBA loans	34,259	1.3%	38,309	1.7%
Commercial loans
SBA 504	43,802	1.7%	48,479	2.1%
Commercial & industrial	183,163	7.2%	147,186	6.5%
Commercial mortgage - owner occupied	660,427	26.0%	577,541	25.6%
Commercial mortgage - nonowner occupied	531,954	20.9%	428,600	19.0%
Other	98,686	3.9%	79,630	3.5%
Total commercial loans	1,518,032	59.7%	1,281,436	56.7%
Commercial construction loans	147,215	5.8%	130,193	5.8%
Residential mortgage loans
Primary residence	472,482	18.6%	427,738	18.9%
Secondary residence	71,656	2.8%	65,063	2.9%
Investor property	133,083	5.2%	138,126	6.1%
Total residential mortgage loans	677,221	26.6%	630,927	27.9%
Consumer loans
Home equity	82,488	3.2%	73,223	3.2%
Consumer other	2,731	0.1%	3,488	0.2%
Total consumer loans	85,219	3.3%	76,711	3.4%
Residential construction loans	73,277	2.9%	90,918	4.0%
Total gross loans	$2,544,713	100.0%	$2,260,657	100.0%

Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio at December 31, 2025:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
SBA 504	73.5	1.5	24.8	0.2
Commercial & industrial	89.6	2.0	4.8	3.6
Commercial mortgage - owner occupied	87.1	6.0	4.1	2.8
Commercial mortgage - nonowner occupied	83.8	7.2	4.6	4.4
Other	73.0	26.7	0.3	—
Commercial construction loans	90.3%	3.3%	6.4%	—%
Total	85.4%	6.8%	4.9%	2.9%

The following table presents the estimated weighted average loan-to-value ratio for the commercial mortgage portfolio as of December 31, 2025:

	2025

(In thousands, except percentages)	Amount	Loan-to-Value*
Commercial loans
Commercial mortgage - owner occupied	$660,427	53.8%
Commercial mortgage - nonowner occupied	531,954	56.9
Total commercial mortgage loans	$1,192,381	55.2%

* The above includes last known appraised value on real estate collateral only.

The table below shows the breakdown of industry of the commercial mortgage – owner occupied portfolio as of December 31, 2025:

(In thousands)	Commercial mortgage - owner occupied
Industry type:
Mixed-use	$94,574
Hotel/Motel	93,766
Food/Beverage services	63,217
Educational facilities	53,437
Retail	49,296
Warehouse	42,606
Office	39,987
Religious facilities	38,757
Automotive	37,938
Healthcare facilities	36,206
Gas Station	19,130
Other	91,513
Total as of December 31, 2025	$660,427

The Other category above is predominantly comprised of land, airports and multi-family loans.

The table below shows the breakdown of industry of the commercial mortgage – nonowner occupied portfolio as of December 31, 2025:

(In thousands)	Commercial mortgage - nonowner occupied
Industry type:
Mixed-use	$120,018
Retail	119,416
Office	91,923
Warehouse	67,038
Healthcare facilities	15,937
Educational facilities	15,690
Other	101,932
Total as of December 31, 2025	$531,954

The Other category above is predominantly comprised of multi-family, land, hotels and automotive loans.

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

SBA 7(a) loans held for sale, carried at the lower of cost or market, amounted to $8.0 million at December 31, 2025, a decrease of $4.2 million from $12.2 million at December 31, 2024. SBA 7(a) loans held for investment amounted to $34.3 million at December 31, 2025, a decrease of $4.0 million from $38.3 million at December 31, 2024. The yield on SBA 7(a) loans, which is generally floating and adjusts quarterly to the Prime Rate, was 7.87 percent for the year ended December 31, 2025, compared to 8.56 percent in the prior year.

The guarantee rates on SBA 7(a) loans range from 75 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $49.2 million and $72.6 million in SBA loans were sold but serviced by the Company at December 31, 2025 and December 31, 2024, respectively, and are not included on the Company’s Balance Sheet. There is no direct relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.5 billion at December 31, 2025, an increase of $236.6 million from year end 2024. The yield on commercial loans was 6.68 percent for 2025, compared to 6.28 percent for the same period in 2024. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. The Commercial Real Estate sub-category includes both owner occupied and non-owner occupied commercial mortgages.

Commercial construction loans amounted to $147.2 million for 2025, an increase of $17.0 million from the $130.2 million at 2024. The yield on commercial construction loans was 8.21 percent for 2025, compared to 8.81 percent for the same period in 2024.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $677.2 million at December 31, 2025, an increase of $46.3 million from year end 2024. Sales of mortgage loans totaled $67.3 million and $65.3 million for 2025 and 2024, respectively. Approximately $66.3 million and $75.5 million in residential loans were sold but serviced by the Company at December 31, 2025 and December 31, 2024, respectively, and are not included on the Company’s Balance Sheet. The yield on residential mortgages was 6.32 percent for 2025, compared to 6.04 percent for 2024. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes fixed and adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but are typically not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 residential properties. These loans amounted to $85.2 million at December 31, 2025, an increase of $8.5 million from December 31, 2024. The yield on consumer loans was 7.08 percent for 2025, compared to 7.77 percent for 2024.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $73.3 million at December 31, 2025, a decrease of $17.6 million from December 31, 2024. The yield on residential construction loans was 9.45 percent for 2025, compared to 8.61 percent for 2024.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2025 and 2024, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The table below shows the balances of loans serviced for others as of December 31, 2025 and 2024:

(In thousands)	2025	2024
Ending balance:
SBA loans held for investment	$49,194	$72,619
Residential mortgage	66,264	75,417
Commercial	28,354	30,984
Total loans serviced for others	$143,812	$179,020

The following table presents the maturity distribution of the loan portfolio at December 31, 2025:

	December 31, 2025
(In thousands)	One year or less	One to five years	Five to fifteen years	Over fifteen years	Total
Loans held for sale	$1,492	$—	$5,210	$2,788	$9,490
SBA loans	78	2,132	6,534	25,515	34,259
Commercial loans
SBA 504 loans	321	—	2,885	40,596	43,802
Commercial & industrial	51,064	32,725	44,442	54,932	183,163
Commercial real estate	41,443	81,853	235,563	932,208	1,291,067
Commercial construction	30,518	16,013	2,996	97,688	147,215
Residential mortgage loans	1,095	10,362	54,701	611,063	677,221
Consumer loans
Home equity	3,724	2,902	12,638	63,224	82,488
Consumer other	1,087	1,150	428	66	2,731
Residential construction loans	67,590	5,687	—	—	73,277
Total	$198,412	$152,824	$365,397	$1,828,080	$2,544,713
Total (as a percentage of total loans)	7.8%	6.0%	14.4%	71.8%	100.0%

The following table presents the contractual maturities after one year for fixed and adjustable rate loans within each loan category at December 31, 2025:

(In thousands)	Loans Maturing After One Year
Loan Type	Fixed Rate	Adjustable Rate	Total
Loans held for sale	$-	$7,998	$7,998
SBA loans	677	33,504	34,181
Commercial loans
SBA 504	-	43,481	43,481
Commercial & industrial	60,992	71,107	132,099
Commercial real estate	146,089	1,103,535	1,249,624
Commercial construction loans	1,330	115,367	116,697
Residential mortgage loans	297,088	379,038	676,126
Consumer loans
Home equity	17,576	61,188	78,764
Consumer other	1,226	418	1,644
Residential construction loans	5,687	-	5,687
Total	$530,665	$1,815,636	$2,346,301

For additional information on loans, see Note 3 to the Consolidated Financial Statements.

Asset Quality

The following table sets forth information concerning nonperforming assets and loans past due 90 days or more and still accruing interest at December 31, 2025 and December 31, 2024:

(In thousands, except percentages)	2025	2024
Nonaccrual by category:
SBA loans held for investment	$1,751	$3,850
Commercial loans	18,473	2,974
Residential mortgage loans	8,173	5,711
Consumer loans	1,268	—
Residential construction loans	171	547
Total nonaccrual loans	$29,836	$13,082
Debt securities available for sale, net of valuation allowance	—	1,964
OREO	1,472	—
Total nonaccrual assets	$31,308	$15,046
Past due 90 days or more and still accruing interest:
Residential mortgage loans	—	760
Total past due 90 days or more and still accruing interest	$—	$760
Nonaccrual loans to total loans	1.17%	0.58%
Nonaccrual assets to total assets	1.06	0.57

Nonaccrual loans were $29.8 million at December 31, 2025, a $16.7 million increase from $13.1 million at year end 2024. Since year-end 2024, nonaccrual loans in the commercial, residential mortgage and consumer loan segments increased, partially offset by a decrease in nonaccrual SBA held for investment and residential construction. The increase primarily reflects one $15.5 million well-secured commercial real estate relationship that migrated to nonaccrual status during the quarter. In addition, there were no loans past due 90 days or more and still accruing interest at December 31, 2025, compared to $0.8 million at December 31, 2024.

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $11.5 million at December 31, 2025, a decrease of $3.1 million from $14.6 million at December 31, 2024.

There were no nonaccrual securities at December 31, 2025, compared to $2.0 million at December 31, 2024.

For additional information on asset quality, see Note 3 to the Consolidated Financial Statements.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses totaled $32.3 million at December 31, 2025, compared to $26.8 million at December 31, 2024, with resulting allowance to total loan ratios of 1.27 percent and 1.18 percent, respectively. Net charge-offs amounted to $1.1 million for 2025, compared to $1.5 million for 2024.

The following table is a summary of the changes to the allowance for credit losses for December 31, 2025 and 2024, including net charge-offs to average loan ratios for each major loan category:

(In thousands, except percentages)	2025	2024
Balance, beginning of period	$26,788	$25,854
Provision for credit losses for loans charged to expense	6,699	2,407
Less: Charge-offs
SBA loans held for investment	(930)	(370)
Commercial loans	(102)	(633)
Residential mortgage loans	(543)	(150)
Consumer loans	(112)	(361)
Residential construction loans	—	(277)
Total charge-offs	(1,687)	(1,791)
Add: Recoveries
SBA loans held for investment	61	47
Commercial loans	395	204
Residential mortgage loans	—	—
Consumer loans	86	67
Residential construction loans	—	—
Total recoveries	542	318
Net charge-offs	(1,145)	(1,473)
Balance, end of period	$32,342	$26,788
Selected loan quality ratios:
Net charge-offs (recoveries) to average loan segment:
SBA loans held for investment	1.83%	0.85%
Commercial loans	(0.02)	0.03
Residential mortgage loans	0.08	0.02
Consumer loans	0.03	0.41
Residential construction loans	—	0.26
Total loans	0.05	0.07
Allowance to total loans	1.27	1.18
Allowance to nonaccrual loans	108.40%	204.77%

The following table sets forth, for each of the major lending categories, the amount of reserve allocated to nonaccrual loans of each category and the amount of the allowance for credit losses allocated to each category and the percentage of total loans represented by such category as of December 31, 2025 and 2024. The allocated allowance is the total of identified specific and general reserves by loan category. The allocation is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of the portfolio.

	2025			2024
		% of	% of		% of	% of
		reserve to	loans		reserve to	loans
	Reserve	nonaccrual	to total	Reserve	nonaccrual	to total
(In thousands, except percentages)	amount	loans	loans	amount	loans	loans
Balance applicable to:
SBA loans	$785	44.8%	1.7%	$1,535	39.9%	2.2%
Commercial loans	22,148	119.9	65.5	17,361	583.8	62.5
Residential mortgage loans	7,695	94.2	26.6	6,254	109.5	27.9
Consumer loans	995	78.5	3.3	775	NM	3.4
Residential construction loans	719	420.5	2.9	863	157.8	4.0
Total loans	$32,342	108.4%	100.0%	$26,788	204.8%	100.0%

The Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified as Accrued expenses and other liabilities. At December 31, 2025, a $0.7 million commitment reserve was reported, compared to a $0.6 million reserve at December 31, 2024.

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

The following table shows year-end deposits and the concentration of each category of deposits for the past two years:

	2025		2024
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Ending balance:
Noninterest-bearing demand deposits	$465,596	20.0%	$440,803	21.0%
Interest-bearing demand deposits	369,131	15.9	321,780	15.3
Savings deposits	535,044	23.0	491,175	23.4
Brokered deposits	274,203	11.8	217,931	10.4
Time deposits	680,087	29.3	628,624	29.9
Total deposits	$2,324,061	100.0%	$2,100,313	100.0%

The following table details the maturity distribution of time deposits, inclusive of brokered time deposits, as of December 31, 2025 and 2024.

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2025:
Less than $250,000	$189,659	$160,457	$243,879	$37,593	$631,588
$250,000 or more	88,319	63,174	96,871	2,929	251,293
Total by maturity	$277,978	$223,631	$340,750	$40,522	$882,881
At December 31, 2024:
Less than $250,000	$197,392	$186,828	$150,942	$41,260	$576,422
$250,000 or more	85,296	100,173	47,951	5,261	238,681
Total by maturity	$282,688	$287,001	$198,893	$46,521	$815,103

Total deposits increased $223.7 million to $2.3 billion at December 31, 2025. This increase in deposits was due to increases of $56.3 million in brokered deposits, $51.4 million in time deposits, $47.3 million in interest-bearing demand deposits, $43.9 million in savings deposits, and $24.8 million in noninterest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2024 reflects a 25.8 percent increase in brokered deposits, 14.7 percent increase in interest-bearing demand deposits, 8.9 percent increase in savings deposits, 8.2 percent increase in time deposits and 5.6 percent increase in noninterest-bearing demand deposits. The Company’s brokered deposit portfolio contains time deposit type products, savings type products and interest-bearing demand deposit type products. The Company’s deposit composition as of December 31, 2025, consisted of 20.0% in noninterest bearing demand deposits, 17.5% in interest-bearing demand deposits, 24.4% in savings deposits and 38.1% in time deposits.

The following table shows average deposits and the concentration of each category of deposits for the past two years:

	For the years ended December 31,
	2025		2024
(In thousands, except percentages)	Amount	% of total	Amount	% of total
Average balance:
Noninterest-bearing demand deposits	$446,081	20.2%	$411,148	20.4%
Interest-bearing demand deposits	362,811	16.4	326,943	16.2
Savings deposits	509,892	23.1	512,405	25.5
Brokered deposits	220,910	10.0	227,070	11.3
Time deposits	668,405	30.3	535,297	26.6
Total deposits	$2,208,099	100.0%	$2,012,863	100.0%

As of December 31, 2025, the Company's municipal deposits consisted of $415.2 million from New Jersey and $29.7 million from Pennsylvania which are collateralized by Municipal Letter of Credits (“MULOCs”) issued by the FHLB.

The following table represents uninsured/uncollateralized deposits broken out between consumer, business and municipal customers (excluding brokered deposits) as of December 31, 2025:

(In thousands)	Consumer	Business	Municipal	Brokered
At December 31, 2025:
Total deposits	$969,747	$635,249	$444,862	$274,203
Uninsured/uncollateralized deposits	255,580	247,945	—	—

As of December 31, 2025 and December 31, 2024, uninsured and uncollateralized deposits amounted to $503.5 million and $412.2 million respectively. This represented 21.7 percent of total deposits as of December, 31 2025 and 19.6 percent as of December 31, 2024.

The following table represents uninsured/uncollateralized time deposits by maturity date as of December 31, 2025:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2025:
Uninsured/uncollateralized time deposits	$96,862	$35,170	$60,794	$3,373	$196,199

For additional information on deposits, see Note 6 to the Consolidated Financial Statements.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages, commercial real estate loans and debt securities collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $266.1 million and $230.8 million at December 31, 2025 and December 31, 2024, respectively, and are broken down in the following table:

(In thousands)	December 31, 2025	December 31, 2024
FHLB borrowings:
Non-overnight, fixed rate advances	$15,774	$20,504
Overnight advances	170,000	140,000
Puttable advances	70,000	60,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$266,084	$230,814

In December 2025, the FHLB issued a $240.0 million municipal deposits letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law, compared to a letter of credit with a balance of $180.0 million as of December 31, 2024. In December 2025, FHLB issued an additional $33.0 million municipal deposits letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law, compared to a letter of credit with a balance of $28.0 million as of December 31, 2024.

At December 31, 2025, the Company had $247.0 million of additional credit available at the FHLB and the Company had $232.2 million of additional credit available at the FRB and $20 million from other sources. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the lines with the FHLB and FRB.

For the year ending December 31, 2025, average FHLB borrowings were $103.7  million with a weighted average cost of 3.44%. The maximum borrowing during the year was $387.4 million.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. For 2024 and 2025, the floating interest rate on the subordinated debentures is the three-month CME term Secured Overnight Financing Rate (“SOFR”) plus 262 basis points and reprices quarterly. The floating interest rate was 5.537% at December 31, 2025 and 6.189% at December 31, 2024.

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

The following table presents the Company’s EVE and NII sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at December 31, 2025 and December 31, 2024:

	Estimated (Decrease)/Increase in EVE			Estimated 12 mo. (Decrease)/Increase in NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
December 31, 2025
+300	$340,214	$(64,815)	(16.00)%	$117,482	$(8,261)	(6.57)%
+200	363,539	(41,490)	(10.24)	120,592	(5,151)	(4.10)
+100	386,622	(18,407)	(4.54)	123,439	(2,304)	(1.83)
0	405,029	—	—	125,743	—	—
-100	408,925	3,896	0.96	125,933	190	0.15
-200	411,585	6,556	1.62	125,257	(486)	(0.39)
-300	417,084	12,055	2.98	124,600	(1,143)	(0.92)
December 31, 2024
+300	$275,851	$(68,710)	(19.94)%	$104,992	$(7,328)	(6.52)%
+200	299,233	(45,328)	(13.16)	107,470	(4,850)	(4.32)
+100	322,622	(21,939)	(6.37)	109,726	(2,594)	(2.31)
0	344,561	—	—	112,320	—	—
-100	344,853	292	0.08	113,029	709	0.63
-200	351,231	6,670	1.94	112,133	(187)	(0.17)
-300	340,076	(4,485)	(1.30)	111,365	(955)	(0.85)

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan interest principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. As the Consolidated Bank comprises the majority of the assets of the Company, the Consolidated Statement of Cash Flows is indicative of the Consolidated Bank’s activity. At December 31, 2025, the balance of cash and cash equivalents was $216.5 million, an increase of $36.1 million from December 31, 2024. A discussion of the cash provided by and used in operating, investing and financing activities follows.

Operating activities provided $44.9 million and $47.9 million in net cash for the years ended December 31, 2025 and 2024, respectively. The primary sources of funds were net income from operations and adjustments to net income, such as the provision for credit losses and depreciation and amortization.

Investing activities used $256.8 million and $92.8 million in net cash for the years ended December 31, 2025 and 2024, respectively. Cash was primarily used to originate loans and purchase securities, partially offset by cash inflows from investment securities and loans.

●	Securities. The Company’s available for sale investment portfolio amounted to $70.9 million and $93.9 million at December 31, 2025 and December 31, 2024, respectively.

●	Loans. The loans held for sale portfolio amounted to $9.5 million and $12.2 million at December 31, 2025 and December 31, 2024, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Outstanding Commitments and Lines of Credit. The Company was committed to advance approximately $508.5 million to its borrowers as of December 31, 2025, compared to $322.3 million at December 31, 2024. At December 31, 2025, $270.3 million of these commitments expire within one year, compared to $167.1 million at December 31, 2024. The Company had $5.9 million and $5.5 million in standby letters of credit at December 31, 2025 and December 31, 2024, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

Financing activities provided $248.0 million and $30.5 million in net cash for the years ended December 31, 2025 and 2024, respectively, primarily due to an increase in the Company’s deposits and borrowed funds.

●	Deposits. As of December 31, 2025, deposits included $444.9 million of Government deposits, as compared to $400.6 million at year end 2024. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Within this portfolio the average deposit size was $8.2 million as of December 31, 2025.
●	Borrowed Funds. Total FHLB borrowings amounted to $255.8 million and $220.5 million as of December 31, 2025 and 2024, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At December 31, 2025, pledging provided an additional $247.0 million in borrowing potential from the FHLB, $232.2 million from the FRB and $20.0 million from other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, consumer loans, commercial loans or investment securities to increase these lines with the FHLB and FRB. As of December 31, 2025, total available funding plus cash on hand represented 142.1% of uninsured or uncollateralized deposits.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on Management’s credit evaluation of the borrower. As of December 31, 2025, the Bank had $363.5 million in unused lines of credit and $139.1 million in outstanding commitments to borrowers. As of December 31, 2024, the Bank had $239.3 million in unused lines of credit and $77.5 million in outstanding commitments to borrowers.

The following table shows the amounts and expected maturities or payment periods of off-balance-sheet arrangements and contractual obligations as of December 31, 2025:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$2,407	$1,088	$117	$2,284	$5,896
Contractual obligations:
Time deposits	842,359	39,444	971	107	882,881
Borrowed funds and subordinated debentures	175,774	30,000	50,000	10,310	266,084
Operating Leases	807	1,292	1,051	2,481	5,631
Total off-balance-sheet arrangements and contractual obligations	$1,021,347	$71,824	$52,139	$15,182	$1,160,492

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

Capital Adequacy

A significant measure of the strength of a financial institution is its capital base. Shareholders’ equity increased $50.0 million to $345.6 million at December 31, 2025, compared to $295.6 million at December 31, 2024, primarily due to net income of $58.0 million. Other increases were due to $1.0 million in other comprehensive income and $1.7 million from the issuance of common stock under employee benefit plans, net of tax. These increases were partially offset by $5.0 million in treasury stock purchased at cost and $5.6 million in dividends paid on common stock.

For additional information on shareholders’ equity, see Note 10 to the Consolidated Financial Statements.

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of December 31, 2025, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

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

Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets

(In thousands)	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$19,841	$20,206
Interest-bearing deposits	196,678	160,232
Cash and cash equivalents	216,519	180,438
Securities:
Debt securities available for sale (net of valuation allowance of $0 and $2,824 as of December 31, 2025 and December 31, 2024, respectively) (amortized cost of $72,474 and $100,212 at December 31, 2025 and December 31, 2024, respectively)	70,870	93,884
Debt securities held to maturity	36,576	41,294
Equity securities with readily determinable fair values	16,569	9,850
Total securities	124,015	145,028
Loans:
Loans held for sale	9,490	12,163
SBA loans held for investment	34,259	38,309
Commercial loans	1,518,032	1,281,436
Commercial construction loans	147,215	130,193
Residential mortgage loans	677,221	630,927
Consumer loans	85,219	76,711
Residential construction loans	73,277	90,918
Total loans	2,544,713	2,260,657
Allowance for credit losses	(32,342)	(26,788)
Net loans	2,512,371	2,233,869
Premises and equipment, net	18,022	18,778
Bank owned life insurance ("BOLI")	26,547	25,773
Deferred tax assets	14,640	14,106
Federal Home Loan Bank ("FHLB") stock	14,314	12,507
Accrued interest receivable	12,896	12,691
Goodwill	1,516	1,516
Other real estate owned ("OREO")	1,472	—
Prepaid expenses and other assets	24,340	9,311
Total assets	$2,966,652	$2,654,017
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$465,596	$440,803
Interest-bearing demand	369,131	321,780
Savings	535,044	491,175
Brokered deposits	274,203	217,931
Time deposits	680,087	628,624
Total deposits	2,324,061	2,100,313
Borrowed funds	255,774	220,504
Subordinated debentures	10,310	10,310
Accrued interest payable	2,138	1,702
Accrued expenses and other liabilities	28,738	25,605
Total liabilities	2,621,021	2,358,434
Shareholders’ equity:
Preferred stock, no par value, 500 shares authorized, no shares issued and no shares outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, no par value, 12,000 shares authorized, 10,048 shares issued and 9,982 shares outstanding as of December 31, 2025; 12,000 shares authorized, 11,616 shares issued and 10,026 shares outstanding as of December 31, 2024	105,892	103,936
Retained earnings	243,935	227,331
Treasury stock, at cost (66 shares as of December 31, 2025 and 1,590 shares as of December 31, 2024)	(3,101)	(33,577)
Accumulated other comprehensive loss	(1,095)	(2,107)
Total shareholders’ equity	345,631	295,583
Total liabilities and shareholders’ equity	$2,966,652	$2,654,017

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Income

	For the years ended December 31,
(In thousands, except per share amounts)	2025	2024
INTEREST INCOME
Interest-bearing deposits	$1,964	$2,033
FHLB stock	565	789
Securities:
Taxable	6,818	7,312
Tax-exempt	71	70
Total securities	6,889	7,382
Loans:
SBA loans	3,790	4,887
Commercial loans	95,144	75,699
Commercial construction loans	10,340	12,074
Residential mortgage loans	41,925	37,770
Consumer loans	5,830	5,607
Residential construction loans	7,181	9,497
Total loans	164,210	145,534
Total interest income	173,628	155,738
INTEREST EXPENSE
Interest-bearing demand deposits	7,528	7,176
Savings deposits	11,652	13,006
Brokered deposits	7,608	8,412
Time deposits	25,571	22,918
Borrowed funds and subordinated debentures	4,236	5,615
Total interest expense	56,595	57,127
Net interest income	117,033	98,611
Provision for credit losses, loans	6,699	2,407
Provision for credit losses, off-balance sheet	66	1
(Release) provision for credit losses, securities	(2,824)	1,541
Net interest income after provision for credit losses	113,092	94,662
NONINTEREST INCOME
Branch fee income	1,836	1,391
Service and loan fee income	2,712	2,165
Gain on sale of SBA loans held for sale, net	705	660
Gain on sale of mortgage loans, net	1,527	1,488
BOLI income	774	544
Net securities gains	5,596	586
Other income	1,629	1,635
Total noninterest income	14,779	8,469
NONINTEREST EXPENSE
Compensation and benefits	32,186	29,749
Processing and communications	4,193	3,473
Occupancy	3,407	3,184
Furniture and equipment	3,224	3,140
Professional services	1,758	1,683
Advertising	1,682	1,611
Loan related expenses	888	1,138
Deposit insurance	1,174	1,100
Director fees	1,293	956
Other expenses	2,554	2,707
Total noninterest expense	52,359	48,741
Income before provision for income taxes	75,512	54,390
Provision for income taxes	17,561	12,940
Net income	$57,951	$41,450
Net income per common share - Basic	$5.78	$4.13
Net income per common share - Diluted	$5.67	$4.06
Weighted average common shares outstanding – Basic	10,033	10,031
Weighted average common shares outstanding – Diluted	10,223	10,202

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income

	For the year ended December 31, 2025
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$75,512	$17,561	$57,951
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	1,840	447	1,393
Less: reclassification for losses on securities included in net income	(60)	(15)	(45)
Total unrealized gains on securities available for sale	1,900	462	1,438
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(945)	(258)	(687)
Less: reclassification adjustment for losses on cash flow hedges included in net income	(359)	(98)	(261)
Total unrealized losses on cash flow hedges	(586)	(160)	(426)
Total other comprehensive income	1,314	302	1,012
Total comprehensive income	$76,826	$17,863	$58,963

	For the year ended December 31, 2024
		Income tax
	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount
Net income	$54,390	$12,940	$41,450
Other comprehensive income
Debt securities available for sale:
Unrealized holding gains on securities arising during the period	1,002	247	755
Less: reclassification adjustment for losses on securities included in net income	—	—	—
Total unrealized gains on securities available for sale	1,002	247	755
Net unrealized losses from cash flow hedges:
Unrealized holding losses on cash flow hedges arising during the period	(1,097)	(301)	(796)
Less: reclassification adjustment for losses on cash flow hedges included in net income	(925)	(254)	(671)
Total unrealized losses on cash flow hedges	(172)	(47)	(125)
Total other comprehensive income	830	200	630
Total comprehensive income	$55,220	$13,140	$42,080

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
				other		Total
	Common stock		Retained	comprehensive	Treasury	Shareholders’
(In thousands, except per share amounts)	Shares	Amount	earnings	(loss) income	stock	equity
Balance, December 31, 2023	10,063	$100,426	$191,108	$(2,737)	$(27,367)	$261,430
Net income	—	—	41,450	—	—	41,450
Other comprehensive income, net of tax	—	—	—	630	—	630
Dividends on common stock ($0.52 per share)	7	206	(5,227)	—	—	(5,021)
Share-based compensation (1)	185	3,304	—	—	—	3,304
Treasury stock purchased, at cost	(229)	—	—	—	(6,210)	(6,210)
Balance, December 31, 2024	10,026	$103,936	$227,331	$(2,107)	$(33,577)	$295,583
Net income	—	—	57,951	—	—	57,951
Other comprehensive income, net of tax	—	—	—	1,012	—	1,012
Dividends on common stock ($0.58 per share)	4	223	(5,832)	—	—	(5,609)
Share-based compensation (1)	68	1,733	—	—	—	1,733
Treasury stock purchased, at cost	(116)	—	—	—	(5,039)	(5,039)
Treasury stock retirement	—	—	(35,515)	—	35,515	—
Balance, December 31, 2025	9,982	$105,892	$243,935	$(1,095)	$(3,101)	$345,631

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the twelve months ended December 31,
(In thousands)	2025	2024
OPERATING ACTIVITIES:
Net income	$57,951	$41,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	6,699	2,407
(Release) Provision for credit losses, AFS securities	(2,824)	1,541
Net accretion of purchase premiums and discounts on securities	(85)	(256)
Depreciation and amortization, net	2,807	2,568
Deferred income tax benefit	(840)	(1,747)
Net securities gains	(5,596)	(586)
Stock compensation expense	2,092	1,823
Gain on sale of mortgage loans, net	(1,527)	(1,488)
Gain on sale of SBA loans held for sale, net	(705)	(660)
BOLI income	(774)	(544)
Net change in other assets and liabilities	(12,292)	3,479
Net cash provided by operating activities	44,906	47,987
INVESTING ACTIVITIES:
Purchases of securities held to maturity	—	(5,000)
Purchase of equity securities	(2,666)	(2,247)
Purchases of securities available for sale	(15,448)	(10,500)
(Purchases) redemption from sale of FHLB stock, at cost	(1,807)	5,928
Maturities and principal payments on debt securities held to maturity	4,784	100
Maturities and principal payments on debt securities available for sale	37,199	7,824
Proceeds from sales of securities available for sale	1,000	—
Proceeds from sales of equity securities	6,558	785
Net increase in loans	(285,892)	(89,010)
Purchases of premises and equipment, net	(564)	(693)
Net cash used in investing activities	(256,836)	(92,813)
FINANCING ACTIVITIES:
Net increase in deposits	223,748	176,173
Proceeds (repayments) of short-term borrowings, net	30,000	(137,000)
Proceeds from long-term borrowings, net	5,270	1,066
Proceeds from exercise of stock options, net of withheld taxes	(359)	1,480
Cash dividends on common stock	(5,609)	(5,021)
Purchase of treasury stock	(5,039)	(6,210)
Net cash provided by financing activities	248,011	30,488
Increase (decrease) in cash and cash equivalents	36,081	(14,338)
Cash and cash equivalents, beginning of period	180,438	194,776
Cash and cash equivalents, end of period	$216,519	$180,438
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$56,159	$57,349
Income taxes paid	14,033	14,074
Noncash investing activities:
Establishment of lease liability and right-of-use asset, net of terminations	725	—
Capitalization of servicing rights	228	186
Transfer of loans to OREO	1,472	—

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

Unity Bancorp, Inc. is a financial holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, the Bank, is chartered by the New Jersey Department of Banking and Insurance. The Bank provides a full range of commercial and retail banking services through twenty-two branch offices located in Bergen, Hunterdon, Middlesex, Morris, Ocean, Somerset, Union and Warren counties in New Jersey and Northampton County in Pennsylvania. These services include the acceptance of demand, savings and time deposits and the extension of consumer, real estate, SBA and other commercial credits.

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

Restrictions on Cash

In addition, the Company’s contract with its current electronic funds transfer provider requires a predetermined balance be maintained in a settlement account controlled by the provider equal to the Company’s average daily net settlement position multiplied by four days. The required balance was $262 thousand as of December 31, 2025 and 2024, respectively. This balance can be adjusted periodically to reflect actual transaction volume and seasonal factors.

Securities

The Company classifies its securities into three categories, debt securities available for sale (“AFS”), debt securities held to maturity (“HTM”) and equity securities held at fair value ("equity securities").

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

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk, to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. Periodic net gains and losses on equity investments are recognized in the Consolidated Statements of Income as realized gains and losses carried at fair value with changes recognized in net income.

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

Loans

Loans Held for Sale

Loans held for sale represent the guaranteed portion of certain SBA loans and Mortgage loans, that the Company has elected to hold for sale and are reflected at the lower of aggregate cost or market value. The Company originates loans to customers under an SBA program that historically has provided for SBA guarantees of up to 90 percent of each loan. The Company may sell the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. The net amount of loan origination fees on loans sold is included in the carrying value and in the gain or loss on the sale. When sales of SBA loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.

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

There were no changes to the Company’s methodology for credit loss estimates during the year ended December 31, 2025.

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles – Goodwill and Other,” which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a qualitative assessment, Management determined that the Company’s recorded goodwill totaling $1.5 million, which resulted from the 2005 acquisition of its Phillipsburg, New Jersey branch, is not impaired as of December 31, 2025.

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

Those derivative financial instruments that do not meet the hedging criteria would be classified as undesignated derivatives and would be recorded at fair value with changes in fair value recorded in income.

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

The Company participates in federal and state income tax credit programs. Tax credits are accounted for within the scope of ASC 740 and are reflected as a reduction of income tax expense when the related tax benefit is realized or realizable. Tax credits are recognized in the period when the Company concludes that it has met the more-likely-than-not recognition threshold under ASC 740.

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

Operating Segments

While Management, whom includes the Chief Executive Officer and acts as the Chief Operating Decision Maker (“CODM”), monitors the revenue streams of its various products and services, operating results and financial performance are evaluated on a company-wide basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM uses net income reporting in the Company’s Consolidated Statements of Income to make operating and strategic decisions. Accordingly, there is only one reportable segment. The Company adopted ASU 2023-07 during the year ended December 31, 2024 noting no material impact.

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

The majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, derivatives and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other U.S. GAAP discussed elsewhere within the Company’s disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are presented in its income statements as components of non-interest income are as follows:

●	Branch fee income - these represent general service fees for monthly account maintenance and activity or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the Company’s performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.
●	Other non-interest income primarily includes items such as loan-related fees, investment gains/losses, bank owned life insurance income, dividends on FHLB and FRB stock and other general operating income, none of which are subject to the requirements of ASC 606.

Recent Accounting Pronouncements

Accounting Standard Update (“ASU”)	Required Adoption Date	Brief Description	Effect on the Company’s Financial Statements
ASU 2024-03, Income Statement – Reporting comprehensive income – Expense Disaggregation Disclosures (Subtopic 220-40)	Fiscal years beginning after December 15, 2026	Improve transparency of specific expense categories, which is generally not presented in the financial statements today.	No significant impact
ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans	Fiscal years beginning after December 15, 2026	Expands the “gross-up” method to more types of purchased loans and reduce day-1 credit loss expense volatility on purchased credit-deteriorated (“PCD”) assets.	No significant impact
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	Fiscal years beginning after December 15, 2026	To more closely align hedge accounting with the economics of an entity’s risk management activities.	No significant impact

2.    Securities

This table provides the major components of debt securities AFS, HTM and equity securities at amortized cost and estimated fair value at December 31, 2025 and December 31, 2024:

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$5,000	$—	$(31)	$4,969
State and political subdivisions	185	—	(26)	159
Residential mortgage-backed securities	12,702	27	(977)	11,752
Asset backed securities	22,001	11	(12)	22,000
Corporate and other securities	32,586	314	(910)	31,990
Total debt securities available for sale	$72,474	$352	$(1,956)	$70,870
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,812)	$24,188
State and political subdivisions	1,299	42	—	1,341
Residential mortgage-backed securities	7,277	—	(2,401)	4,876
Total debt securities held to maturity	$36,576	$42	$(6,213)	$30,405
Equity securities:
Total equity securities	$15,009	$1,965	$(405)	$16,569

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Valuation	Estimated
(In thousands)	cost	gains	losses	allowance	fair value
Available for sale:
U.S. Government sponsored entities	$15,000	$—	$(241)	$—	$14,759
State and political subdivisions	357	—	(24)	—	333
Residential mortgage-backed securities	13,814	27	(1,555)	—	12,286
Asset backed securities	39,300	94	(2)	—	39,392
Corporate and other securities	31,741	165	(1,968)	(2,824)	27,114
Total debt securities available for sale	$100,212	$286	$(3,790)	$(2,824)	$93,884
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(4,932)	$—	$23,068
State and political subdivisions	1,234	59	—	—	1,293
Residential mortgage-backed securities	12,060	—	(2,607)	—	9,453
Total debt securities held to maturity	$41,294	$59	$(7,539)	$—	$33,814
Equity securities:
Total equity securities	$10,606	$64	$(820)	$—	$9,850

For the year ended December 31, 2025, there was a release in credit losses on AFS debt securities of $2.8 million, compared to a provision of $1.5 million for the year ended December 31, 2024.

The following table summarizes the amortized cost of HTM debt securities by external credit rating at December 31, 2025 and 2024:

			Non-investment
(In thousands)	AAA/AA/A rated	BBB rated	grade rated	Non-rated	Total
December 31, 2025
U.S. Government sponsored entities	$28,000	$—	$—	$—	$28,000
State and political subdivisions	1,299	—	—	—	1,299
Residential mortgage-backed securities	7,277	—	—	—	7,277
Total	$36,576	$—	$—	$—	$36,576
December 31, 2024
U.S. Government sponsored entities	$28,000	$—	$—	$—	$28,000
State and political subdivisions	1,234	—	—	—	1,234
Residential mortgage-backed securities	12,060	—	—	—	12,060
Total	$41,294	$—	$—	$—	$41,294

This table provides the remaining contractual maturities within the investment portfolios. The carrying value of securities at December 31, 2025 is distributed by contractual maturity. Securities, which may have principal prepayment provisions, are distributed based on contractual maturity. Expected maturities will differ materially from contractual maturities as a result of early prepayments and calls.

	Amortized	Fair
(In thousands)	cost	value
Available for sale, at fair value:
Due in one year	$2,000	$1,951
Due after one year through five years	16,240	15,946
Due after five years through ten years	31,346	31,061
Due after ten years	10,186	10,160
Residential mortgage-backed securities	12,702	11,752
Total	$72,474	$70,870
Held to maturity, at amortized cost:
Due in one year	$—	$—
Due after one year through five years	3,000	2,996
Due after five years through ten years	—	—
Due after ten years	26,299	22,533
Residential mortgage-backed securities	7,277	4,876
Total	$36,576	$30,405

The number of securities in an unrealized loss position as of December 31, 2025 totaled 67, compared to 75 at December 31, 2024. This decrease is primarily due to payoffs and market interest rate fluctuations.

As of December 31, 2025, the company had accrued interest receivable of $0.8 million relating to debt securities, compared to $1.2 million at December 31, 2024. During the year ended December 31, 2025, there was no interest income reversed relating to nonaccrual debt securities compared to $125 thousand during the year ended December 31, 2024. During the year ended December 31, 2025, there were no interest payments recorded as a reduction of principal relating to nonaccrual debt securities compared to $213 thousand during the year ended December 31, 2024.

At the year-end 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The fair value of securities with unrealized losses by length of time where the individual securities have been in a continuous unrealized loss position at December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	(loss)	fair value	(loss)	fair value	(loss)
Available for sale:
U.S. Government sponsored entities	$—	$—	$4,969	$(31)	$4,969	$(31)
State and political subdivisions	—	—	159	(26)	159	(26)
Residential mortgage-backed securities	—	—	11,625	(977)	11,625	(977)
Asset backed securities	9,988	(12)	—	—	9,988	(12)
Corporate and other securities	2,483	(18)	9,681	(892)	12,164	(910)
Total temporarily impaired AFS securities	$12,471	$(30)	$26,434	$(1,926)	$38,905	$(1,956)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$24,188	$(3,812)	$24,188	$(3,812)
Residential mortgage-backed securities	—	—	4,876	(2,401)	4,876	(2,401)
Total temporarily impaired HTM securities	$—	$—	$29,064	$(6,213)	$29,064	$(6,213)

	December 31, 2024
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	(loss)	fair value	(loss)	fair value	(loss)
Available for sale:
U.S. Government sponsored entities	$—	$—	$14,759	$(241)	$14,759	$(241)
State and political subdivisions	—	—	333	(24)	333	(24)
Residential mortgage-backed securities	8	(1)	12,145	(1,554)	12,153	(1,555)
Asset backed securities	3,998	(1)	3,000	(1)	6,998	(2)
Corporate and other securities	—	—	14,609	(1,968)	14,609	(1,968)
Total temporarily impaired AFS securities	$4,006	$(2)	$44,846	$(3,788)	$48,852	$(3,790)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$23,068	$(4,932)	$23,068	$(4,932)
Residential mortgage-backed securities	—	—	4,453	(2,607)	4,453	(2,607)
Total temporarily impaired HTM securities	$—	$—	$27,521	$(7,539)	$27,521	$(7,539)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations.

Realized Gains and Losses

There was an $11 thousand gross realized loss on available for sale securities due to sales in 2025 compared to no gross realized gains or losses relating to sales in 2024.

Pledged Securities

Securities with a carrying value of $69.2 million and $11.5 million at December 31, 2025 and December 31, 2024, respectively, were pledged to secure other borrowings and for other purposes required or permitted by law.

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

The following is a summary of the gains and losses recognized in net income on equity securities for the past two years:

	For the year ended December 31,
(In thousands)	2025	2024
Net unrealized gains (losses) recognized during the period on equity securities	$2,084	$492
Net gains recognized during the period on equity securities sold during the period	3,523	94
Gains recognized during the reporting period on equity securities	$5,607	$586

3.    Loans

The following table sets forth the classification of loans by class, including unearned fees, deferred costs and excluding the allowance for credit losses for the past two years:

(In thousands)	December 31, 2025	December 31, 2024
SBA loans held for investment	$34,259	$38,309
Commercial loans
SBA 504 loans	43,802	48,479
Commercial & industrial	183,163	147,186
Commercial real estate (1)	1,291,067	1,085,771
Commercial construction loans	147,215	130,193
Residential mortgage loans	677,221	630,927
Consumer loans
Home equity	82,488	73,223
Consumer other	2,731	3,488
Residential construction loans	73,277	90,918
Total loans held for investment	$2,535,223	$2,248,494
Loans held for sale	9,490	12,163
Total loans	$2,544,713	$2,260,657

(1)	Commercial real estate includes Commercial Mortgage – Owner Occupied, Commercial Mortgage – Nonowner Occupied and Commercial Mortgage – Other. Commercial Mortgage – Other primarily includes multifamily and land loans.

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

Loans Held for Sale: Loans held for sale represent the guaranteed portion of SBA loans and qualified residential mortgage loans. These loans are reflected at the lower of aggregate cost or market value. When sales of  loans do occur, the premium received on the sale and the present value of future cash flows of the servicing assets are recognized in income. All criteria for sale accounting must be met in order for the loan sales to occur.

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

Residential Mortgage, Consumer and Residential Construction Loans:  The Company originates mortgage and consumer loans including principally residential real estate, home equity lines and loans and residential construction lines. Each loan type is evaluated on debt to income, type of collateral, loan to collateral value, credit history and Company relationship with the borrower. Risks in these loan categories are dependent on overall economic conditions and the housing market.

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

Credit Ratings

The Company places all SBA, commercial, commercial construction and residential construction loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy.

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

Substandard: These loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as Substandard have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution may sustain some loss if the deficiencies are not corrected.

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

The following table shows the internal loan classification risk by loan portfolio classification by origination year and gross writeoffs as of December 31, 2025:

	Term Loans
	Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	2020 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,719	$3,311	$1,155	$5,663	$6,339	$11,751	$-	$30,938
Special Mention	-	-	711	283	351	311	-	1,656
Substandard	-	-	172	1,493	-	-	-	1,665
Total SBA loans held for investment	$2,719	$3,311	$2,038	$7,439	$6,690	$12,062	$-	$34,259
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$61	$535	$323	$11	$-	$930

Commercial loans
Risk Rating:
Pass	$291,258	$148,983	$127,049	$309,072	$137,214	$375,281	$100,978	$1,489,835
Special Mention	-	-	762	536	914	6,460	-	8,672
Substandard	-	9,893	137	-	6,714	2,781	-	19,525
Total commercial loans	$291,258	$158,876	$127,948	$309,608	$144,842	$384,522	$100,978	$1,518,032
Commercial loans
Current-period gross writeoffs	$-	$-	$-	$-	$1	$101	$-	$102

Commercial Construction loans
Risk Rating:
Pass	$58,495	$55,511	$10,118	$10,003	$-	$5,692	$7,396	$147,215
Total commercial construction loans	$58,495	$55,511	$10,118	$10,003	$-	$5,692	$7,396	$147,215
Commercial Construction loans
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Residential mortgage loans
Risk Rating:
Performing	$147,623	$69,751	$53,816	$197,958	$57,512	$142,388	$-	$669,048
Nonperforming	-	865	-	3,294	944	3,070	-	8,173
Total residential mortgage loans	$147,623	$70,616	$53,816	$201,252	$58,456	$145,458	$-	$677,221
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$-	$312	$231	$-	$543

Consumer loans
Risk Rating:
Performing	$9,647	$4,093	$1,624	$2,404	$390	$7,928	$57,865	$83,951
Nonperforming	-	926	-	-	-	342	-	1,268
Total consumer loans	$9,647	$5,019	$1,624	$2,404	$390	$8,270	$57,865	$85,219
Consumer loans
Current-period gross writeoffs	$-	$-	$-	$11	$71	$30	$-	$112

Residential construction
Risk Rating:
Pass	$46,077	$22,263	$1,773	$-	$595	$2,398	$-	$73,106
Substandard	-	-	-	-	-	171	-	171
Total residential construction loans	$46,077	$22,263	$1,773	$-	$595	$2,569	$-	$73,277
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment	$555,819	$315,596	$197,317	$530,706	$210,973	$558,573	$166,239	$2,535,223

The following table shows the internal loan classification risk by loan portfolio classification by origination year and gross writeoffs as of December 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year

(In thousands)	2024	2023	2022	2021	2020	2019 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,167	$1,580	$5,205	$6,411	$5,570	$10,085	$-	$31,018
Special Mention	-	769	1,740	356	508	729	-	4,102
Substandard	-	-	956	2,116	116	1	-	3,189
Total SBA loans held for investment	$2,167	$2,349	$7,901	$8,883	$6,194	$10,815	$-	$38,309
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$300	$70	$-	$-	$-	$370

Commercial loans
Risk Rating:
Pass	$189,371	$167,190	$331,349	$161,508	$123,225	$330,131	$94,369	$1,397,143
Special Mention	-	-	6,269	1,737	-	3,108	17	11,131
Substandard	-	-	-	2	1,187	2,157	9	3,355
Total commercial loans	$189,371	$167,190	$337,618	$163,247	$124,412	$335,396	$94,395	$1,411,629
Commercial loans
Current-period gross writeoffs	$-	$-	$38	$138	$200	$107	$150	$633

Residential mortgage loans
Risk Rating:
Performing	$93,825	$73,862	$224,295	$65,192	$44,366	$122,916	$-	$624,456
Nonperforming	-	227	1,488	2,238	-	2,518	-	6,471
Total residential mortgage loans	$93,825	$74,089	$225,783	$67,430	$44,366	$125,434	$-	$630,927
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$150	$-	$-	$-	$150

Consumer loans
Risk Rating:
Performing	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Total consumer loans	$5,898	$2,602	$3,275	$1,515	$667	$10,409	$52,345	$76,711
Consumer loans
Current-period gross writeoffs	$-	$-	$63	$100	$-	$198	$-	$361

Residential construction loans
Risk Rating:
Performing	$36,522	$16,889	$26,683	$7,766	$1,154	$1,357	$-	$90,371
Nonperforming	-	-	-	-	547	-	-	547
Total residential construction loans	$36,522	$16,889	$26,683	$7,766	$1,701	$1,357	$-	$90,918
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$277	$-	$277

Total loans held for investment	$327,783	$263,119	$601,260	$248,841	$177,340	$483,411	$146,740	$2,248,494

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

The Bank’s nonaccrual policy requires stopping interest accrual and amortization of fees and costs on any loan that shows serious doubt about collectability, such as loans in default for 90 days or more, loans not expected to be repaid in full, or loans maintained on a cash basis due to borrower deterioration. A loan may return to accrual status only when repayment is reasonably assured, or it becomes well secured and in process of collection, supported by documented borrower performance and a current credit evaluation.

The following tables set forth an aging analysis of past due and nonaccrual loans as of December 31, 2025 and December 31, 2024:

	December 31, 2025
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$730	$68	$—	$1,751	$2,549	$31,710	$34,259
Commercial loans
SBA 504 loans	—	—	—	—	—	43,802	43,802
Commercial & industrial	401	—	—	1,240	1,641	181,522	183,163
Commercial real estate	6,463	150	—	17,233	23,846	1,168,535	1,192,381
Commercial other	—	—	—	—	—	98,686	98,686
Commercial construction loans	—	—	—	—	—	147,215	147,215
Residential mortgage loans	8,538	7,568	—	8,173	24,279	652,942	677,221
Consumer loans
Home equity	2,507	240	—	1,268	4,015	78,473	82,488
Consumer other	4	—	—	—	4	2,727	2,731
Residential construction loans	—	—	—	171	171	73,106	73,277
Total loans held for investment	18,643	8,026	—	29,836	56,505	2,478,718	2,535,223
Loans held for sale	—	—	—	—	—	9,490	9,490
Total loans	$18,643	$8,026	$—	$29,836	$56,505	$2,488,208	$2,544,713

	December 31, 2024
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$1,006	$451	$—	$3,850	$5,307	$33,002	$38,309
Commercial loans
SBA 504 loans	—	—	—	—	—	48,479	48,479
Commercial & industrial	941	—	—	1,228	2,169	145,017	147,186
Commercial real estate	22,378	2,339	—	1,746	26,463	1,059,308	1,085,771
Commercial construction loans	—	—	—	—	—	130,193	130,193
Residential mortgage loans	15,654	4,094	760	5,711	26,219	604,708	630,927
Consumer loans
Home equity	479	2,162	—	—	2,641	70,582	73,223
Consumer other	36	5	—	—	41	3,447	3,488
Residential construction loans	—	—	—	547	547	90,371	90,918
Total loans held for investment	40,494	9,051	760	13,082	63,387	2,185,107	2,248,494
Loans held for sale	—	—	—	—	—	12,163	12,163
Total loans	$40,494	$9,051	$760	$13,082	$63,387	$2,197,270	$2,260,657

As of December 31, 2025 and 2024, the Company had accrued interest receivable of $12.0 million and $11.3 million relating to loans receivable, respectively. During the years ended December 31, 2025 and 2024 the company reversed $1.6 million and $0.6 million in interest income from nonaccrual loans, respectively.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s CECL evaluation with the associated allowance amount, if applicable, as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$1,355	$1,163	$—
Commercial loans
Commercial & industrial	1,468	1,156	—
Commercial real estate	17,235	17,233	—
Total commercial loans	18,703	18,389	—
Residential mortgage loans	5,704	5,494	—
Consumer loans
Home equity	1,292	1,268	—
Total consumer loans	1,292	1,268	—
Total individually evaluated loans with no related allowance	27,054	26,314	—

With an allowance:
SBA loans held for investment	1,504	588	3
Commercial loans
Commercial & industrial	91	84	84
Total commercial loans	91	84	84
Residential mortgage loans	2,725	2,679	15
Residential construction loans	171	171	44
Total individually evaluated loans with a related allowance	4,491	3,522	146

Total individually evaluated loans:
SBA loans held for investment	2,859	1,751	3
Commercial loans
Commercial & industrial	1,559	1,240	84
Commercial real estate	17,235	17,233	—
Total commercial loans	18,794	18,473	84
Residential mortgage loans	8,429	8,173	15
Consumer loans
Home equity	1,292	1,268	—
Total consumer loans	1,292	1,268	—
Residential construction loans	171	171	44
Total individually evaluated loans	$31,545	$29,836	$146

	December 31, 2024
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$432	$334	$—
Commercial loans
Commercial & industrial	638	33	—
Commercial real estate	2,055	1,746	—
Total commercial loans	2,693	1,779	—
Residential mortgage loans	4,238	4,238	—
Total individually evaluated loans with no related allowance	7,363	6,351	—

With an allowance:
SBA loans held for investment	4,011	3,516	755
Commercial loans
Commercial & industrial	1,672	1,195	62
Total commercial loans	1,672	1,195	62
Residential mortgage loans	2,413	2,233	52
Residential construction loans	547	547	102
Total individually evaluated loans with a related allowance	8,643	7,491	971

Total individually evaluated loans:
SBA loans held for investment	4,443	3,850	755
Commercial loans
Commercial & industrial	2,310	1,228	62
Commercial real estate	2,055	1,746	—
Total commercial loans	4,365	2,974	62
Residential mortgage loans	6,651	6,471	52
Residential construction loans	547	547	102
Total individually evaluated loans	$16,006	$13,842	$971

The Company did not recognize interest income on nonaccrual loans for the years ended December 31, 2025 and  December 31, 2024.

Other Loan Information

Servicing Assets:

Loans sold to others and serviced by the Company are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party investors, amounted to approximately $63.5 million and $91.2 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the carrying value of servicing assets was $0.5 million and $0.7 million, respectively, and is included in Prepaid expenses and other assets. A summary of the changes in the related servicing assets for the past two years follows:

	For the years ended December 31,
(In thousands)	2025	2024
Balance, beginning of year	$663	$881
Servicing assets capitalized	228	186
Amortization of expense, net	(361)	(404)
Balance, end of year	$530	$663

In addition, the Company had $0.4 million and $0.5 million in discounts related to the retained portion of unsold SBA loans at December 31, 2025 and 2024, respectively. These discounts are amortized to income over the same period of the balance of the loans sold.

As of December 31, 2025 and 2024, the Company held $1.5 million and $3.4 million, respectively, in Residential mortgage loans in the process of being sold.

Officer and Director Loans:

In the ordinary course of business, the Company may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy, and are done on an arms-length basis. An analysis of such loans, all of which are current as to principal and interest payments, is as follows:

(In thousands)	December 31, 2025	December 31, 2024
Balance, beginning of year	$8,316	$7,894
New loans and advances	750	1,500
Loan repayments	(1,293)	(1,078)
Balance, end of year	$7,773	$8,316

Loan Portfolio Collateral:

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At December 31, 2025 and December 31, 2024, approximately 96% of the Company’s loan portfolio was secured by real estate.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the twelve months ended December 31, 2025 and December 31, 2024:

	Payment Delay		Term Extension		Interest Rate Reduction
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
Commercial loans:
Commercial real estate	628	0.1	5,158	0.4	1,846	0.2
Commercial & industrial	—	—	210	0.1	—	—
Residential mortgage loans	2,419	0.4	—	—	—	—
Balance, December 31, 2025	$3,047	0.1%	$5,368	0.2%	$1,846	0.1%

	Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage
(In thousands)	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$93	0.3%	$—	—%
Commercial loans:
Commercial real estate	632	0.1	—	—
Commercial & industrial	—	—	1,882	2.4
Residential mortgage loans	—	—	1,033	0.2
Consumer loans:
Home equity	—	—	2,162	3.0
Balance, December 31, 2024	$725	0.1%	$5,077	0.2%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Two loans, a $0.6 million residential mortgage loan and a $83.8 thousand commercial and industrial loan, that were modified during the year ended December 31, 2025 were not in compliance with the modified terms as of December 31, 2025, compared to one home equity loan for $2.2 million as of December 31, 2024.

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

The standardized methodology used to assess the adequacy of the allowance includes the allocation of specific and general reserves. The same standard methodology is used, regardless of loan type. Specific reserves are evaluated for individually evaluated loans. The general reserve is set based upon a representative average historical net charge-off rate adjusted for the following environmental factors: delinquency and impairment trends, charge-off and recovery trends, volume and loan term trends, changes in risk and underwriting policy trends, staffing and experience changes, national and local economic trends, industry conditions and credit concentration changes. These environmental factors include reasonable and supportable forecasts. Within the historical net charge-off rate, the Company weights the data dating back 10 years on a straight line basis and projects the losses on a weighted average remaining maturity basis for each segment. All of the environmental factors are ranked and assigned a basis points value based on the following scale: low, low moderate, moderate, high moderate and high risk. Each environmental factor is evaluated separately for each class of loans and risk weighted based on its individual characteristics.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment held for investment for the past two years:

	For the year ended December 31, 2025
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,535	$17,361	$6,254	$775	$863	$26,788
Charge-offs	(930)	(102)	(543)	(112)	—	(1,687)
Recoveries	61	395	—	86	—	542
Net charge-offs	(869)	293	(543)	(26)	—	(1,145)
Provision for (credit to) credit losses charged to expense	119	4,494	1,984	246	(144)	6,699
Balance, end of period	$785	$22,148	$7,695	$995	$719	$32,342

	For the year ended December 31, 2024
					Residential
(In thousands)	SBA	Commercial	Residential	Consumer	Construction	Total
Balance, beginning of period	$1,221	$15,876	$6,529	$1,022	$1,206	$25,854
Charge-offs	(370)	(633)	(150)	(361)	(277)	(1,791)
Recoveries	47	204	—	67	—	318
Net charge-offs	(323)	(429)	(150)	(294)	(277)	(1,473)
Provision for (credit to) credit losses charged to expense	637	1,914	(125)	47	(66)	2,407
Balance, end of period	$1,535	$17,361	$6,254	$775	$863	$26,788

The change in the allowance for credit losses for the year-ended December 31, 2025 was mainly due to loan growth and an increase in nonperforming assets, partially offset by charge-offs.

Reserve for Unfunded Loan Commitments

The Company is required to include unfunded commitments that are expected to be funded in the future within the allowance calculation, other than those that are unconditionally cancelable. To arrive at that reserve, the reserve percentage for each applicable segment is applied to the unused portion of the expected commitment balance and is multiplied by the expected funding rate. To determine the expected funding rate, the Company uses a historical utilization rate for each segment. As noted above, the allowance for credit losses on unfunded loan commitments is included in Other liabilities on the Consolidated Balance Sheet. At December 31, 2025, a $0.7 million commitment reserve was reported, compared to $0.6 million at 2024.

Valuation Allowance: Debt Security Available for Sale

The Company maintains a valuation allowance on AFS debt securities. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in “Debt securities available for sale” on the Consolidated Balance Sheet. At December 31, 2025, there was no reserve, compared to $2.8 million at December 31, 2024. The decrease was due to a security that went into nonaccrual status in 2024. The debt security was converted into common stock and Unity realized a $3.5 million gain resulting in a release in reserve.

The Company maintains a valuation allowance on HTM debt securities at a level that Management believes is adequate to absorb estimated probable losses. At December 31, 2025 and December 31, 2024, no reserve was reported on the Consolidated Balance Sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies and have a long history of no credit losses.

5.    Premises and Equipment

The detail of premises and equipment as of December 31st for the past two years is as follows:

(In thousands)	December 31, 2025	December 31, 2024
Land and buildings	$23,340	$23,319
Furniture, fixtures and equipment	3,541	3,429
Leasehold improvements	1,699	1,534
Gross premises and equipment	28,580	28,282
Less: Accumulated depreciation	(10,558)	(9,504)
Net premises and equipment	$18,022	$18,778

Amounts charged to noninterest expense for depreciation of premises and equipment amounted to $1.4 and $1.5 million in 2025 and 2024, respectively.

6.    Deposits

The following table details the maturity distribution of time deposits as of December 31st for the past two years:

		More than	More than
		three	six months
	Three	months	through	More than
	months or	through six	twelve	twelve
(In thousands)	less	months	months	months	Total
At December 31, 2025:
Less than $250,000	$189,659	$160,457	$243,879	$37,593	$631,588
$250,000 or more	88,319	63,174	96,871	2,929	251,293
Total by maturity	$277,978	$223,631	$340,750	$40,522	$882,881
At December 31, 2024:
Less than $250,000	$197,392	$186,828	$150,942	$41,260	$576,422
$250,000 or more	85,296	100,173	47,951	5,261	238,681
Total by maturity	$282,688	$287,001	$198,893	$46,521	$815,103

The following table presents the expected maturities of time deposits over the next five years:

(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Balance maturing	$842,358	$36,948	$2,496	$421	$550	$108	$882,881

Time deposits with balances of $250 thousand or more totaled $251.3 million and $238.7 million at December 31, 2025 and 2024, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2025 and 2024 were $40.7 million and $30.6 million, respectively.

7.    Borrowed Funds, Subordinated Debentures and Derivatives

The following table presents the period-end and weighted average rate for borrowed funds and subordinated debentures as of the two most recent fiscal year end-dates:

	2025		2024
(In thousands)	Amount	Rate	Amount	Rate
FHLB borrowings:
Non-overnight, fixed rate advances	$15,774	2.55%	$20,504	4.36%
Overnight advances	170,000	3.94	140,000	4.67
Puttable advances	70,000	3.60	60,000	3.70
Subordinated debentures:	$10,310	5.54%	$10,310	6.19%

The following table presents borrowed funds and subordinated debentures by maturity over the next five years:

(In thousands)	2026	2027		2028	2029	2030	Thereafter	Total
FHLB borrowings:
Non-overnight, fixed rate advances	$5,774	$		$10,000	$—	$—	$—	$15,774
Overnight advances	170,000		—	—	—	—	—	170,000
Puttable advances	—		—	20,000	30,000	20,000	—	70,000
Subordinated debentures:	—		—	—	—	—	10,310	10,310
Total borrowings	$175,774		$—	$30,000	$30,000	$20,000	$10,310	$266,084

Subordinated Debentures

At December 31, 2025 and 2024, the Company was a party in the following subordinated debenture transactions:

●	On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part, prior to maturity but after July 24, 2011. The floating interest rate on the subordinated debentures is the three-month CME term SOFR plus 262 basis points and reprices quarterly. The floating interest rate was 5.537% at December 31, 2025 and 6.189% at December 31, 2024.
●	In connection with the formation of the statutory business trust, the trust also issued $465 thousand of common equity securities to the Company, which together with the proceeds stated above were used to purchase the subordinated debentures, under the same terms and conditions. At December 31, 2025 and 2024, $310 thousand of the common equity securities remained.

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

At December 31, 2025, and 2024 the Company had no cash collateral pledged for these derivatives. A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at December 31, 2025 and 2024, respectively is as follows:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Notional amount	$20,000	$20,000
Fair value	$157	$139
Weighted average pay rate	2.89%	0.83%
Weighted average receive rate	4.10%	5.12%
Weighted average maturity in years	2.20	0.19
Number of contracts	1	1

In the third quarter of 2024, to hedge floating rate liability exposure, the Company entered into a forward starting pay-fix, receive-float interest rate swap which commenced in the first quarter of 2025 and matures in the first quarter of 2028. The interest rate swap, which qualifies for hedge accounting, is tied to the Secured Overnight Financing Rate (SOFR) for a notional amount of $20.0 million. The effective fixed rate interest rate obligation to the Company is 2.89%. As of December 31, 2024, the fair value of the swap was $0.6 million.

During the twelve months ended December 31, 2025 the Company received variable rate SOFR payments from and paid fixed rates in accordance with its interest rate swap agreements. The unrealized gains relating to interest rate swaps are recorded as a derivative asset and are included in Prepaid expenses and other assets in the Company’s Consolidated Balance Sheet. The unrealized losses are recorded as a derivative liability and are included in Accrued expenses and other liabilities. Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents the net losses recorded in other comprehensive income and the Consolidated Financial Statements relating to the cash flow derivative instruments at December 31, 2025 and 2024, respectively:

	For the years ended December 31,
(In thousands)	2025	2024
Loss recognized in OCI
Gross of tax	$(586)	$(172)
Net of tax	(426)	(125)
Loss reclassified from AOCI into net income
Gross of tax	(359)	(925)
Net of tax	(261)	(671)

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

Operating lease ROU assets totaled $4.7 million at December 31, 2025, compared to $4.6 million at December 31, 2024. As of December 31, 2025, operating lease liabilities totaled $5.0 million, compared to $4.8 million at December 31, 2024.

The table below summarizes the Company’s net lease cost:

	For the years ended December 31,
(In thousands)	2025	2024
Operating lease cost	$760	$732
Net lease cost	$760	$732

The table below summarizes the cash and non-cash activities associated with the Company’s leases:

	For the years ended December 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$725	$711

As of December 31, 2025 and December 31, 2024, the Company had no lease terminations.

The table below summarizes other information related to the Company’s operating leases:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term in years	8.91	9.47
Weighted average discount rate	3.07%	2.94%

The table below summarizes the maturity of remaining lease liabilities:

(In thousands)	December 31, 2025
2026	$807
2027	764
2028	528
2029	520
2030	531
2031 and thereafter	2,481
Total lease payments	$5,631
Less: Interest	(630)
Present value of lease liabilities	$5,001

As of December 31, 2025, the Company had not entered into any material leases that have not yet commenced.

Commitments to Borrowers

Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon the request of the borrower. The Company was committed to advance approximately $508.5 million to its borrowers as of December 31, 2025, compared to $322.3 million at December 31, 2024. At December 31, 2025, $270.3 million of these commitments expire within one year, compared to $167.1 million a year earlier. At December 31, 2025, the Company had $5.9 million in standby letters of credit, compared to $5.5 million at December 31, 2024, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.

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

9.  Accumulated Other Comprehensive (Loss) Income

The following tables shows the changes in other comprehensive (loss), net of tax income for the past two years:

	For the year ended December 31, 2025
	Net unrealized	Net unrealized	Accumulated
	(losses) gains on	gains (losses) from	other
	securities	cash flow hedges	comprehensive
(In thousands)	net of tax	net of tax	(loss) income
Balance, beginning of period	$(2,653)	$546	$(2,107)
Other comprehensive income (loss) before reclassifications	1,438	(687)	751
Less amounts reclassified from accumulated other comprehensive loss	—	(261)	(261)
Period change	1,438	(426)	1,012
Balance, end of period	$(1,215)	$120	$(1,095)

	For the year ended December 31, 2024
	Net unrealized	Net unrealized	Accumulated
	(losses) gains on	gains (losses) from	other
	securities	cash flow hedges	comprehensive
(In thousands)	net of tax	net of tax	(loss) income
Balance, beginning of period	$(3,408)	$671	$(2,737)
Other comprehensive income (loss) before reclassifications	755	(796)	(41)
Less amounts reclassified from accumulated other comprehensive loss	—	(671)	(671)
Period change	755	(125)	630
Balance, end of period	$(2,653)	$546	$(2,107)

10.  Shareholders’ Equity

Repurchase Plan

On August 1, 2024 the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. A total of 116 thousand shares were repurchased at an average price of $43.21 during 2025, all of which were repurchased under the prior repurchase plan, leaving 568 thousand shares available for repurchase as of December 31, 2025. A total of 229 thousand shares were repurchased at an average price of $27.05 during 2024, leaving 685 thousand shares available for repurchase as of December 31, 2024. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

11.  Income Taxes

Income taxes paid for the past two years are as follows:

	For the years ended December 31,
(In thousands)	2025	2024
Federal	$9,800	$11,850
State
New Jersey	3,552	1,982
Other	681	242
Total	$14,033	$14,074

The components of the provision for income taxes for the past two years are as follows:

	For the years ended December 31,
(In thousands)	2025	2024
Federal - current provision	$14,496	$12,236
Federal - deferred benefit	(458)	(1,401)
Total federal provision	14,038	10,835
State - current provision	3,905	2,451
State - deferred benefit	(382)	(346)
Total state provision	3,523	2,105
Total provision for income taxes	$17,561	$12,940

Reconciliation between the reported income tax provision and the amount computed by multiplying income before taxes by the statutory Federal income tax rate for the past two years is as follows:

	For the years ended December 31,
(In thousands, except percentages)	2025		2024
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Federal income tax provision at statutory rate of 21%	$15,857	21.0%	$11,422	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect*	2,783	3.7	1,663	3.1
Nontaxable or Nondeductible Items**
Tax-exempt income	(15)	(0.0)	(15)	(0.0)
Bank owned life insurance	(154)	(0.2)	(114)	(0.2)
Stock option and restricted stock	(486)	(0.6)	(536)	(1.0)
Meals and entertainment	40	0.1	48	0.1
Non-deductible compensation	61	0.1	250	0.5
Other adjustments	(525)	(0.7)	222	0.4
Provision for income taxes	$17,561	23.3%	$12,940	23.8%

*State taxes in New Jersey made up the majority (greater than 50%) of the tax effect in this category.

** The nontaxable or nondeductible items category includes items such as other non-deductible expenses. None of those items individually or in the aggregate exceeded the 5% quantitative threshold for separate disaggregation in the current year.

Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The components of the net deferred tax asset at December 31, 2025 and 2024 are as follows:

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$8,668	$7,168
SERP	1,958	1,788
Stock-based compensation	1,062	1,010
Deferred compensation	2,218	1,750
Depreciation	742	701
Deferred loan fees and costs, net	587	227
Net unrealized securities losses	29	1,755
Net other deferred tax assets	1,214	991
Gross deferred tax assets	16,478	15,390
Deferred tax liabilities:
Goodwill	414	413
REIT deferral	1,326	596
Interest rate swaps	43	203
Net other deferred tax liabilities	55	72
Gross deferred tax liabilities	1,838	1,284
Net deferred tax asset	$14,640	$14,106

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

Included as a component of deferred tax assets is an income tax expense (benefit) related to unrealized gains (losses) on AFS debt securities and interest rate swaps. The after-tax component of each of these is included in other comprehensive income (loss) in shareholders’ equity. The after-tax component related to AFS debt securities was an unrealized loss of $1.2 million in 2025, compared to unrealized loss of $2.7 million in 2024. The after tax component related to the interest rate swaps was an unrealized gain of $0.1 million for 2025, compared to an unrealized gain of $0.5 million for 2024.

The Company follows FASB ASC Topic 740, “Income Taxes,” which prescribes a threshold for the financial statement recognition of income taxes and provides criteria for the measurement of tax positions taken or expected to be taken in a tax return. ASC 740 also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of income taxes. The Company did not recognize or accrue any interest or penalties related to income taxes during the years ended December 31, 2025, 2024 or 2023. The Company does not have an accrual for uncertain tax positions as of December 31, 2025, 2024 or 2023, as deductions taken or benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2022 and thereafter are subject to future examination by tax authorities.

12.  Net Income per Share

The following is a reconciliation of the calculation of basic and diluted net income per share for the past two years:

	For the years ended December 31,
(In thousands, except per share amounts)	2025	2024
Net income	$57,951	$41,450
Weighted average common shares outstanding - Basic	10,033	10,031
Plus: Potential dilutive common stock equivalents	190	171
Weighted average common shares outstanding - Diluted	10,223	10,202
Net income per common share - Basic	$5.78	$4.13
Net income per common share - Diluted	5.67	4.06
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—

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

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at December 31, 2025 and at December 31, 2024, as if the Company were subject to consolidated capital requirements. As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that Management believes have changed the Bank’s category. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. Due to a Federal Reserve policy applicable to bank holding companies with less than $3 billion in consolidated assets, the Company is not subject to consolidated capital requirements:

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2025
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$385,054	16.12%	$191,088	8.00%	$238,860	10.00%
Bank	374,667	15.70	190,922	8.00	238,652	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	345,158	14.45	107,487	4.50	155,259	6.50
Bank	344,796	14.45	107,393	4.50	155,124	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	355,158	14.87	143,316	6.00	191,088	8.00
Bank	344,796	14.45	143,191	6.00	190,922	8.00
Tier 1 capital (to average total assets)
Company Consolidated	355,158	12.72	111,698	4.00	139,622	5.00
Bank	344,796	12.39	111,305	4.00	139,131	5.00

As of December 31, 2024
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$332,700	15.62%	$170,364	8.00%	$212,955	10.00%
Bank	324,763	15.37	169,013	8.00	211,266	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	296,071	13.90	95,830	4.50	138,421	6.50
Bank	298,342	14.12	95,070	4.50	137,323	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	306,071	14.37	127,773	6.00	170,364	8.00
Bank	298,342	14.12	126,760	6.00	169,013	8.00
Tier 1 capital (to average total assets)
Company Consolidated	306,071	12.22	100,150	4.00	125,187	5.00
Bank	298,342	11.95	99,844	4.00	124,806	5.00

* Prompt Corrective Action requirements only apply to the Bank

14.  Employee Benefit Plans

Stock Option Plans

The Company has maintained option plans and maintains an equity incentive plan, which allow for the grant of options to officers, employees and members of the Board of Directors. Grants of options under the Company’s plans generally vest over 3 years and must be exercised within 10 years of the date of grant. Transactions under the Company’s stock option plans for 2025 and 2024 are summarized in the following table:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	life in years	value
Outstanding at December 31, 2023	471,132	$17.92	4.9	$5,500,080
Options granted	—	—
Options exercised	(130,733)	14.81
Options forfeited	—	—
Options expired	—	—
Outstanding at December 31, 2024	340,399	$19.11	4.4	$8,340,435
Options granted	—	—
Options exercised	(35,133)	14.57
Options forfeited	—	—
Options expired	—	—
Outstanding at December 31, 2025	305,266	$19.63	3.6	$9,796,051
Exercisable at December 31, 2025	305,266	$19.63	3.6	$9,796,051

On May 5, 2023, the Company adopted the 2023 Equity Compensation Plan providing for grants of up to 500,000 shares to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock. The Plan, along with the 2019 Equity Compensation Plan adopted on April 25, 2019, replaced all previously approved and established equity plans then currently in effect. As of December 31, 2025, 281,500 options and 404,550 shares of restricted stock have been awarded from the plans. In addition, 10,812 unvested options and 26,198 unvested shares of restricted stock have been cancelled and returned to the plans, leaving 350,960 shares available for future grants.

There were no options granted during 2025 and 2024.

Upon exercise, the Company issues shares from its authorized but unissued common stock to satisfy the options. The following table presents information about options exercised during 2025 and 2024:

	For the years ended December 31,
	2025	2024
Number of options exercised	35,133	130,733
Total intrinsic value of options exercised	$1,125,256	$2,639,413
Cash received from options exercised	512,059	1,936,351
Tax deduction realized from options	771,558	741,939

The following table summarizes information about stock options outstanding at December 31, 2025:

	Options outstanding			Options exercisable
		Weighted average	Weighted		Weighted
Range of	Options	remaining contractual	average	Options	average
exercise prices	outstanding	life (in years)	exercise price	exercisable	exercise price
$8.94-12.34	3,500	0.2	$8.95	3,500	$8.95
12.35-15.75	7,333	1.0	15.70	7,333	15.70
15.76-19.16	112,133	3.9	17.73	112,133	17.73
19.17-22.57	182,300	3.6	21.16	182,300	21.16
Total	305,266	3.6	$19.63	305,266	$19.63

FASB ASC Topic 718, “Compensation - Stock Compensation,” requires an entity to recognize the fair value of equity awards as compensation expense over the period during which an employee is required to provide service in exchange for such an award (vesting period). Compensation expense related to stock options and the related income tax benefit for the years ended December 31, 2025 and 2024 are detailed in the following table:

	For the years ended December 31,
	2025	2024
Compensation expense	$—	$33
Income tax benefit	—	9

As of December 31, 2025, there was no unrecognized compensation costs related to nonvested share-based stock option compensation arrangements granted under the Company’s plans, as all options were fully vested.

Restricted Stock Awards

Restricted stock is issued under the Company’s active Equity Compensation plans to reward employees and directors and to retain them by distributing stock over a period of time. Restricted stock awards granted to date vest over a period of 4 years and are recognized as compensation to the recipient over the vesting period. The awards are recorded at fair market value at the time of grant and amortized into salary expense on a straight line basis over the vesting period. The following table summarizes nonvested restricted stock activity for the year ended December 31, 2025:

		Average grant
	Shares	date fair value
Nonvested restricted stock at December 31, 2024	175,248	26.47
Granted	58,700	45.21
Cancelled	(7,086)	34.11
Vested	(68,006)	25.69
Nonvested restricted stock at December 31, 2025	158,856	33.38

Restricted stock awards granted during the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
	2025	2024
Number of shares granted	58,700	77,950
Average grant date fair value	$45.21	$28.84

Compensation expense related to the restricted stock for the years ended December 31, 2025 and 2024, is detailed in the following table:

	For the years ended December 31,
	2025	2024
Compensation expense	$2,332	$1,790
Income tax benefit	531	501

As of December 31, 2025, there was approximately $3.6 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.5 years.

401(k) Savings Plan

The Bank has a 401(k) savings plan covering substantially all employees. The Bank makes a Safe Harbor Matching Contribution to the 401(k) plan. The Bank contributed $1.0 million and $0.9 million to the Plan in 2025 and 2024, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan for Directors and eligible Management. Directors of the Company have the option to elect to defer up to 100 percent of their respective retainer and Board of Director fees, and each eligible member of Management has the option to elect to defer up to 100 percent of their cash based compensation. Director and Management deferred compensation totaled $1.2 million in 2025 and $1.0 million in 2024, and the interest paid on deferred balances totaled $0.6 million in 2025 and $0.5 million in 2024. The deferred balances distributed totaled $14 thousand in 2025 and $14 thousand in 2024. The total deferred balances included in the Company’s Consolidated Balance Sheet were $8.0 million and $6.4 million as of December 31, 2025 and 2024, respectively.

Benefit Plans

In addition to the 401(k) savings plan which covers substantially all employees, in 2015 the Company established an unfunded supplemental defined benefit plan to provide additional retirement benefits for the President and Chief Executive Officer (“CEO”) and unfunded, non-qualified deferred retirement plans for certain other key executives.

On June 4, 2015, the Company approved the Supplemental Executive Retirement Plan (“SERP”) pursuant to which the President and CEO is entitled to receive certain supplemental nonqualified retirement benefits. The retirement benefit under the SERP is an amount equal to sixty percent (60%) of the average of the President and CEO’s base salary for the thirty-six (36) months immediately preceding the executive’s separation from service after age 66, adjusted annually thereafter by a percentage equal to the Consumer Price Index as reported by the U.S. Bureau of Labor Statistics for All Urban Consumers (CPI-U). The total benefit is to be made payable in fifteen annual installments. The future payments are estimated to total $9.0 million. A discount rate of four percent (4%) was used to calculate the present value of the benefit obligation.

The President and CEO commenced vesting in this retirement benefit on January 1, 2014, and fully vested on January 1, 2024.

No contributions or payments have been made for the year 2025 or 2024. The following table summarizes the components of the net periodic pension cost of the defined benefit plan recognized during the years ended December 31, 2025 and 2024:

	For the years ended December 31,
(In thousands)	2025	2024
Service cost	$(58)	$797
Interest cost	250	241
Net periodic benefit cost	$192	$1,038

For the years ended December 31, 2025 and 2024, service cost and interest cost were included in Compensation and benefits expense on the Consolidated Statements of Income.

The following table summarizes the changes in benefit obligations of the defined benefit plan recognized during the  years ended December 31, 2025 and 2024:

	For the years ended December 31,
(In thousands)	2025	2024
Benefit obligation, beginning of year	$6,322	$5,284
Service cost	(58)	797
Interest cost	250	241
Benefit obligation, end of period	$6,514	$6,322

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

As of December 31, 2025, the Company had total expenses related to the EIRP of $136 thousand, compared to $124 thousand in 2024. The EIRP is reflected on the Company’s Consolidated Balance Sheet as Accrued expenses and other assets, with a total of $0.9 million as of December 31, 2025, compared to $0.8 million in 2024.

Certain members of  Management are also enrolled in a split-dollar life insurance plan with a post-retirement death benefit of $250 thousand.

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

Most of the Company’s AFS debt securities were classified as Level 2 assets at December 31, 2025. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at December 31, 2025.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

Equity Securities with Readily Determinable Fair Values

The fair value of equity securities is the market value based on quoted market prices, when available, or market prices provided by recognized broker dealers (Level 1). If listed prices or quotes are not available, fair value is based upon quoted market prices for similar or identical assets or other observable inputs (Level 2) or developed models that use unobservable inputs due to limited or no market activity of the instrument (Level 3).

Included in the Company’s equity securities is restricted stock which is classified as a Level 3 asset at December 31, 2025. The valuation of this restricted stock is determined using observable prices for the restricted and unrestricted stock and models, including Discount for Lack of Marketability.

As of December 31, 2025, the fair value of the Company’s equity securities portfolio was $16.6 million.

Most of the Company’s equity securities were classified as Level 1 assets at December 31, 2025 and 2024. The valuation of securities using Level 1 inputs was primarily determined by active markets with readily determinable fair value using quoted market prices.

Included in the Company’s equity securities is restricted stock which are classified as Level 3 assets at December 31, 2025.  The valuation of this restricted stock was determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

The following table presents a reconciliation of the Level 3 securities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	Debt and Equity Securities
	2025		2024
(In thousands)	Corporate Debt	Restricted Stock	Corporate Debt	Restricted Stock
Balance of Recurring Level 3 assets at January 1	$6,488	$—	$7,979	$—
Activity
Transfers from Corporate debt to Restricted stock, net	(3,163)	3,163	—	—
Reversal of valuation allowance	1,199	1,625	—	—
Transfers from Restricted Stock to Unrestricted Stock	—	(3,000)	—	—
Unrealized holding gains included in other comprehensive income	399	—	263	—
Transfers into Level 3	1,785	—	—	—
Principal Payments	—	—	(213)	—
Unrealized holding gains (losses) included in net income	—	1,692	(1,541)	—
Balance of recurring Level 3 assets at December 31	$6,708	$3,480	$6,488	$—

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

The tables below present the balances of assets measured at fair value on a recurring basis as of December 31st for the past two years:

	Fair Value Measurements at December 31, 2025 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$4,969	$—	$4,969	$—
State and political subdivisions	159	—	159	—
Residential mortgage-backed securities	11,752	—	11,752	—
Asset backed securities	22,000	—	22,000	—
Corporate and other securities	31,990	—	25,282	6,708
Total debt securities available for sale	$70,870	$—	$64,162	$6,708

Equity securities, at fair value	$16,569	$13,089	$—	$3,480
Total equity securities	$16,569	$13,089	$—	$3,480

Interest rate swap agreements	$157	$—	$157	$—
Total swap agreements	$157	$—	$157	$—

	Fair value Measurements at December 31, 2024 Using
		Quoted Prices in
	Assets/Liabilities	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$14,759	$—	$14,759	$—
State and political subdivisions	333	—	333	—
Residential mortgage-backed securities	12,286	—	12,286	—
Asset backed securities	39,392	—	39,392	—
Corporate and other securities	27,114	—	20,626	6,488
Total debt securities available for sale	$93,884	$—	$87,396	$6,488

Equity securities, at fair value	$9,850	$9,850	$—	$—
Total equity securities	$9,850	$9,850	$—	$—

Interest rate swap agreements	$742	$—	$742	$—
Total swap agreements	$742	$—	$742	$—

There were no liabilities measured on a recurring basis as of December 31, 2025 and 2024.

Fair Value on a Nonrecurring Basis

Certain assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis:

Collateral-Dependent Loans

Fair value is determined based on the fair value of the collateral. Partially charged-off loans are measured for impairment based upon a third-party appraisal for collateral-dependent loans. When an updated appraisal is received for a nonperforming loan, the value on the appraisal may be discounted. If there is a deficiency in the value after the Company applies these discounts, Management applies a specific reserve and the loan remains in nonaccrual status. The receipt of an updated appraisal would not qualify as a reason to put a loan back into accruing status. The Company removes loans from nonaccrual status generally when the ability to collect is reasonably assured and when the loan is brought current as to principal and interest. Charge-offs are determined based upon the loss that Management believes the Company will incur after evaluating collateral for impairment based upon the valuation methods described above and the ability of the borrower to pay any deficiency.

The valuation allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. The valuation allowance for individually evaluated loans was $0.1 million and $1.0 million at December 31, 2025 and December 31, 2024, respectively.

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at December 31, 2025 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$3,376	$—	$—	$3,376

Fair Value Measurements at December 31, 2024 Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets/Liabilities	Markets for	Observable	Unobservable
	Measured at Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$6,520	$—	$—	$6,520

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of December 31, 2025 and December 31, 2024 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis are discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments (not presented previously) presented as of December 31st for the past two years:

	December 31, 2025
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,576	$—	$30,405	$—
Loans held for sale	9,490	—	10,041	—
Loans, net of allowance for credit losses	2,502,881	—	2,466,691	3,376
Financial liabilities:
Deposits	2,324,061	—	2,322,637	—
Borrowed funds and subordinated debentures	266,084	—	266,769	—

	December 31, 2024
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$41,294	$—	$33,814	$—
Loans held for sale	12,163	—	12,896	—
Loans, net of allowance for credit losses	2,221,707	—	2,152,080	6,520
Financial liabilities:
Deposits	2,100,313	—	2,095,365	—
Borrowed funds and subordinated debentures	230,814	—	230,576	—

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

16.  Condensed Financial Statements of Unity Bancorp, Inc.

(Parent Company Only)

Balance Sheets

	December 31,	December 31,
(In thousands)	2025	2024
ASSETS
Cash and cash equivalents	$449	$350
Equity securities	8,253	3,732
Investment in subsidiaries	345,269	297,853
Premises and equipment, net	3,469	3,506
Other assets	331	482
Total assets	$357,771	$305,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	1,830	30
Subordinated debentures	10,310	10,310
Shareholders’ equity	345,631	295,583
Total liabilities and shareholders’ equity	$357,771	$305,923

Statements of Income

	For the year ended December 31,
(In thousands)	2025	2024
Dividend from Bank	$8,759	$6,196
Gain on sales of securities	3,524	54
Market value appreciation on equity securities	2,102	575
Release of credit losses securities	1,265	—
Other income	742	793
Total income	16,392	7,618
Interest expenses	616	718
Other expenses	237	170
Total expenses	853	888
Income before provision for income taxes and equity in undistributed net income of subsidiary	15,539	6,730
Income tax expense	1,900	121
Income before equity in undistributed net income of subsidiary	13,639	6,609
Equity in undistributed net income of subsidiaries	44,312	34,841
Net income	$57,951	$41,450

Statements of Cash Flows

	For the year ended December 31,
(In thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$57,951	$41,450
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(44,312)	(34,841)
Release of credit losses securities	(1,265)	—
Gain on sales of securities	(3,524)	(54)
Net accretion of purchase premiums and discounts on securities	—	(17)
Net change in other assets and other liabilities	(1,511)	280
Net cash provided by operating activities	7,339	6,818
INVESTING ACTIVITIES
Purchases of equity securities	(2,666)	(247)
Maturities and principal payments on securities available for sale	—	1,495
Purchases of premises and equipment	(126)	(160)
Proceeds from sales of securities	6,558	785
Net cash provided by investing activities	3,766	1,873
FINANCING ACTIVITIES
(Payments) proceeds from exercise of stock based compensation, net of taxes	(359)	1,480
Purchase of treasury stock	(5,039)	(6,210)
Cash dividends paid on common stock	(5,608)	(5,021)
Net cash used in financing activities	(11,006)	(9,751)
Increase (decrease) in cash and cash equivalents	99	(1,060)
Cash and cash equivalents, beginning of period	350	1,410
Cash and cash equivalents, end of period	$449	$350
SUPPLEMENTAL DISCLOSURES
Interest paid	$615	$722

17.  Subsequent Events

In February 2026, subsequent to the Company’s fiscal year end of December 31, 2025, the contractual restriction on Patriot Bancorp, Inc.’s equity position, previously converted from a debt instrument, expired. Prior to the lifting of this restriction, the shares were classified as restricted securities and presented at fair value in the accompanying consolidated financial statements.

Upon expiration of the restriction, the shares became freely tradable. To the extent that shares remain held by the Company, Management will continue to mark this position to market.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Unity Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Unity Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses – Collectively Evaluated Loans

As described in Notes 1, 3 and 4 to the financial statements, the Company has recorded an allowance for credit losses (ACL) in the amount of $32.3 million as of December 31, 2025, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined these amounts, and corresponding provision for credit loss expense, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

How the Critical Audit Matter was addressed in the Audit

Following are some of the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collectively evaluated ACL, including controls over the following:

●	Validation of the model validation for appropriateness of model usage along with recalculation of model results.
●	Completeness and accuracy of loan data.
●	Mathematical accuracy of the calculation.

●	Development of qualitative adjustments to model results.
●	Evaluation of the reasonableness and relevance of management’s assumptions including general qualitative factors and economic forecasts.

In addition to the test of controls, addressing the matters above involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures also included, among others, reviewing the Company’s model oversight ensuring appropriate recalculation of the model used along with management’s review of model validation results, testing significant assumptions used in the calculation, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 4, 2026

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Unity Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Unity Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 4, 2026 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 4, 2026

Supplementary Data (Unaudited)

Quarterly Financial Information

The following quarterly financial information for the years ended December 31, 2025 and 2024 is unaudited. However, in the opinion of Management, all adjustments, which include normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected.

	2025
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total interest income	$45,868	$44,361	$42,600	$40,799
Total interest expense	14,499	14,505	14,043	13,548
Net interest income	31,369	29,856	28,557	27,251
Provision (release) for credit losses	2,258	542	(175)	1,316
Net interest income after provision for credit losses	29,111	29,314	28,732	25,935
Total noninterest income	3,898	2,967	5,815	2,099
Total noninterest expense	13,315	13,415	13,019	12,610
Income before provision for income taxes	19,694	18,866	21,528	15,424
Provision for income taxes	4,222	4,476	5,037	3,826
Net income	$15,472	$14,390	$16,491	$11,598
Net income per common share - Basic	$1.55	$1.43	$1.64	$1.16
Net income per common share - Diluted	1.52	1.41	1.61	1.13

	2024
(In thousands, except per share data)	December 31	September 30	June 30	March 31
Total interest income	$40,264	$39,550	$37,987	$37,937
Total interest expense	13,774	14,694	14,563	14,096
Net interest income	26,490	24,856	23,424	23,841
Provision for credit losses	1,300	1,080	926	643
Net interest income after provision for credit losses	25,190	23,776	22,498	23,198
Total noninterest income	1,916	2,803	2,032	1,718
Total noninterest expense	12,617	12,012	11,980	12,132
Income before provision for income taxes	14,489	14,567	12,550	12,784
Provision for income taxes	2,984	3,662	3,096	3,198
Net income	$11,505	$10,905	$9,454	$9,586
Net income per common share - Basic	$1.15	$1.09	$0.94	$0.95
Net income per common share - Diluted	1.13	1.07	0.92	0.94

Supplementary Data (Unaudited)

	At or for the years ended December 31,
(In thousands, except percentages and per share data)	2025	2024
Selected Results of Operations
Interest income	$173,628	$155,738
Interest expense	56,595	57,127
Net interest income	117,033	98,611
Provision for credit losses	3,941	3,949
Noninterest income	14,779	8,469
Noninterest expense	52,359	48,741
Provision for income taxes	17,561	12,940
Net income	57,951	41,450
Per Share Data
Net income per common share - Basic	$5.78	$4.13
Net income per common share - Diluted	5.67	4.06
Book value per common share	34.63	29.48
Market value per common share	51.72	43.61
Cash dividends declared on common shares	0.58	0.52
Selected Balance Sheet Data
Assets	$2,966,652	$2,654,017
Loans	2,544,713	2,260,657
Allowance for credit losses	(32,342)	(26,788)
Securities	124,015	145,028
Deposits	2,324,061	2,100,313
Borrowed funds and subordinated debentures	266,084	230,814
Shareholders’ equity	345,631	295,583
Common shares outstanding	9,982	10,026
Performance Ratios
Return on average assets	2.17%	1.68%
Return on average equity	18.07	14.99
Net interest spread	3.69	3.29
Net interest margin	4.52	4.16
Asset Quality Ratios
Allowance for credit losses to loans	1.27%	1.18
Allowance for credit losses to nonaccrual loans	108.40	204.77%
Nonaccrual loans to total loans	1.17	0.58
Nonaccrual assets to total assets	1.06	0.57
Net charge-offs to average loans	0.06	0.07
Capital Ratios - Company
Leverage Ratio	12.72	12.22
Common Equity Tier 1 risk-based capital ratio	14.45	13.90
Tier 1 risk-based capital ratio	14.87	14.37
Total risk-based capital ratio	16.12	15.62
Capital Ratios - Bank
Leverage Ratio	12.39	11.95
Common Equity Tier 1 risk-based capital ratio	14.45	14.12
Tier 1 risk-based capital ratio	14.45	14.12
Total risk-based capital ratio	15.70	15.37

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures:

(a)	Evaluation of disclosure controls and procedures:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive officer and the principal financial officer, management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework, Management has concluded that our internal controls over financial reporting were effective as of December 31, 2025.

Wolf & Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2025. The report is included in this item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act:

The information concerning the directors and executive officers of the Company under the caption “Election of Directors,” and the information under the captions, “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and "Governance of the Company," in the Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 23, 2026.

The following table sets forth certain information as of December 31, 2025, regarding each executive officer of the Company who is not also a director.

Name, Age and Position	Officer Since	Principal Occupation During Past Five Years
George Boyan(1), 44, Chief Financial Officer and Executive Vice President of the Company and Bank	2021

Previously, Mr. Boyan had served as First Senior Vice President, Treasurer & Controller with Bank Leumi USA since January 2014. He also served as President of Leumi Investment Services since October 2018.

Vincent Geraci, 59, Director of Mortgage Lending and First Senior Vice President of the Company and Bank	2010	Previously, Mr. Geraci served as Mortgage Sales Manager at Unity Bank from 2010 to 2021.
James Donovan, 62, Chief Lending Officer and First Senior Vice President of the Company and Bank	2022

Previously, Mr. Donovan had served as Group Vice President, Pennsylvania Market Manager Business Banking for M&T Bank since 2005. He also served as Senior Vice President, Head of Commercial & Industrial Banking for Bryn Mawr Trust since April 2019.

James Davies(2), 34, Controller and Senior Vice President of the Company and Bank	2022

Previously, Mr. Davies worked at Bank Leumi USA and its successor Valley Bank in various capacities since April 2016, including Co-Controller. He also served as the Chief Financial Officer of Leumi Investment Services since December 2020.

Daniel Sharabba, 37, Chief Retail Officer and Senior Vice President of the Company and Bank	2023

Previously, Mr. Sharabba served as Vice President, Regional Manager with Citizens Bank since March 2021. He also served as Vice President, Private Client Branch Manager for JP Morgan Chase from June 2016 to March 2021.

Minsu Kim, 33, Chief Credit Officer and Senior Vice President of the Company and the Bank	2023	Previously, Mr. Kim served as Vice President, Commercial Loan Officer at Unity Bank from 2018 to 2022.
David Bove, 40, Chief Information Officer and Senior Vice President of the Company and Bank	2015	Previously, Mr. Bove served as Senior Vice President, Chief Technology Officer at Unity Bank from 2015 to 2024.

(1)	Effective as January 1, 2026, Mr. Boyan was promoted President of the Company and the Bank and has been elected as a Director of both the Bank and the Company.. Mr. James Hughes, who previously served as both President and Chief Executive Officer, continues in his role as Chief Executive Officer.
(2)	Effective as January 1, 2026, Mr. Davies was promoted First Senior Vice President and Chief Financial Officer of the Company and the Bank. Mr. George Boyan, who previously served as Chief Financial Officer, was simultaneously promoted to President.

Item 11. Executive Compensation:

The information concerning executive compensation under the caption, “Executive Compensation,” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders, is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The information concerning the security ownership of certain beneficial owners and management under the caption, “Security Ownership of Certain Beneficial Owners and Management,” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2026.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information with respect to the equity securities that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(A)	(B)	column (A)) (C) (1)
Equity compensation plans approved by security holders (stock options)	305,266	$19.63	350,960
Equity compensation plans approved by security holders (restricted stock)	158,856	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	464,122	$19.63	350,960

(1)	Represents securities available for issuance under the Company’s active Equity Compensation Plans to be allocated between incentive and non-qualified stock options, restricted stock awards, performance units and deferred stock.

Item 13. Certain Relationships and Related Transactions and Director Independence:

The information concerning certain relationships and related transactions under the caption, “Interest of Management and Others in Certain Transactions; Review, Approval or Ratification of Transactions with Related Persons,” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2026.

Item 14. Principal Accountant Fees and Services:

The information concerning principal accountant fees and services, as well as related pre-approval policies, under the caption, “Independent Registered Public Accounting Firm,” in the Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders is incorporated by reference herein. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 28, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules:

a)	DOCUMENTS:
1.	The following Consolidated Financial Statements and Supplementary Data of the Company and subsidiaries are filed as part of this annual report:
●	Consolidated Balance Sheets as of December 31, 2025 and 2024
●	Consolidated Statements of Income for the years ended December 31, 2025 and 2024
●	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
●	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024
●	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
●	Notes to Consolidated Financial Statements
●	Report of Independent Registered Public Accounting Firm
2.	All Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

b)	EXHIBITS:

Exhibit Number	Description of Exhibits
3(i)	Certificate of Incorporation of the Company, as amended (1)
3(ii)	Bylaws of the Company (2)
4(i)	Form of Stock Certificate (2)
4(vi)	Description of the Registrant’s Securities
10(i)	Amended and Restated Employment Agreement dated June 4, 2015 with James A. Hughes (7), as amended by Amendment Agreement dates February, 6 2020 (12)
10(vi)	2015 Stock Option Plan (6)
10(vii)	Supplemental Executive Retirement Plan dated January 1, 2014 with James A. Hughes (17), as amended Supplemental Executive Retirement Plan dated October 25, 2018 with James A. Hughes (10)
10(viii)	Executive Incentive Retirement Plan dated October 22, 2015 (8)
10(ix)	2017 Stock Option Plan (9)
10(x)	2019 Equity Compensation Plan (11)
10(xi)	Form of Indemnification Agreement entered into on January 23, 2020 by and among the Registrant, Unity Bank and each of their respective Directors (13)
10(xii)	Joinder Agreement with Executive Vice President and Chief Financial Officer George Boyan dated February 24, 2022 (14), as amended by Amendment Agreement dated November 10, 2022 (15)
10(xiii)	Change in Control Agreement for FSVP, Chief Lending Officer James Donovan (16)
10(xiv)	Change in Control Agreement for FSVP, Chief Financial Officer James Davies
10(xv)	Change in Control Agreement for SVP, Chief Retail Officer, Daniel Sharabba
10(xvi)	2023 Equity Compensation Plan (18)
10(xvii)	Deferred Compensation Plan for James A. Hughes, David Bove, George Boyan, James Davies, Minsu Kim and Daniel Sharabba, as amended Deferred Compensation Plan dated December 18, 2025 (19)
10(xviii)	Change in Control Agreement for FSVP, Director of Mortgage Lending Vincent Geraci
10(xix)	Change in Control Agreement for SVP, Chief Credit Officer Minsu Kim
10(xx)	Change in Control Agreement for SVP, Chief Information Officer David Bove
19	Insider Trading Policy
21	Subsidiaries of the Registrant
23.1	Consent of Wolf & Company, PC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Section 906
97	Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained as Exhibit 101)
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed on July 22, 2002 and incorporated by reference herein.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed February 24, 2017.
(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 26, 2011 and incorporated by reference herein.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on July 12, 2013 and incorporated by reference herein.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Current Report on Form 8-K filed October 10, 2017.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2015 and incorporated by reference herein.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated by reference herein.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 27, 2015 and incorporated by reference herein.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 22, 2017 and incorporated by reference herein.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on October 30, 2018 and incorporated by reference herein.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on June 4, 2019 and incorporated by reference herein.
(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on February 6, 2020 and incorporated by reference herein.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on January 28, 2020 and incorporated by reference herein.
(14)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2022.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on November 10, 2022 and incorporated herein.
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on August 7, 2024 and incorporated herein.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on June 5, 2015 and incorporated herein.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form S-8 filed on May 3, 2023 and incorporated herein.
(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to Form 8-K filed on December 18, 2025 and incorporated herein.

c)	Not applicable

Item 16. Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITY BANCORP, INC.

By:	/s/ James Davies
James Davies
First Senior Vice President and Chief Financial Officer

Date:	March 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David D. Dallas	Chairman of the Board and Director	March 4, 2026
David D. Dallas

/s/ James A. Hughes	Executive Vice President, Chief Executive Officer and Director	March 4, 2026
James A. Hughes

/s/ George Boyan	President and Director	March 4, 2026
George Boyan

/s/ Aaron Tucker	Vice Chairman of the Board and Director	March 4, 2026
Aaron Tucker

/s/ Dr. Mark S. Brody	Director	March 4, 2026
Dr. Mark S. Brody

/s/ Wayne Courtright	Director	March 4, 2026
Wayne Courtright

/s/ Robert H. Dallas, II	Director	March 4, 2026
Robert H. Dallas, II

/s/ Dr. Mary E. Gross	Director	March 4, 2026
Dr. Mary E. Gross

/s/ Peter E. Maricondo	Director	March 4, 2026
Peter E. Maricondo

/s/ Raj Patel	Director	March 4, 2026
Raj Patel