Form 10-Q
period 2026-03-31
UNITY BANCORP INC /NJ/
filed 2026-05-07
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of April 30, 2026 common stock, no par value: 10,040,902 shares outstanding.

PART I        CONSOLIDATED FINANCIAL INFORMATION

ITEM 1        Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$24,591	$19,841
Interest-bearing deposits	204,569	196,678
Cash and cash equivalents	229,160	216,519
Securities:
Debt securities available for sale ("AFS"), at fair value (amortized cost of $65,052 and $72,474 at March 31, 2026 and December 31, 2025, respectively)	63,301	70,870
Debt securities held to maturity ("HTM"), at amortized cost	36,648	36,576
Equity securities with readily determinable fair values	15,319	16,569
Total securities	115,268	124,015
Loans:
Loans held for sale	12,557	9,490
SBA loans held for investment	32,499	34,259
Commercial loans	1,559,166	1,518,032
Commercial construction loans	159,200	147,215
Residential mortgage loans	668,739	677,221
Consumer loans	85,614	85,219
Residential construction loans	83,881	73,277
Total loans	2,601,656	2,544,713
Allowance for credit losses	(33,354)	(32,342)
Net loans	2,568,302	2,512,371
Premises and equipment, net	18,118	18,022
Bank owned life insurance ("BOLI")	26,764	26,547
Deferred tax assets, net	14,888	14,640
Federal Home Loan Bank ("FHLB") stock	13,989	14,314
Accrued interest receivable	13,255	12,896
Goodwill	1,516	1,516
Other real estate owned ("OREO")	1,472	1,472
Prepaid expenses and other assets	24,595	24,340
Total assets	$3,027,327	$2,966,652
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$451,138	$465,596
Interest-bearing demand	378,162	369,131
Savings	582,730	535,044
Brokered deposits	270,603	274,203
Time deposits	696,507	680,087
Total deposits	2,379,140	2,324,061
Borrowed funds	248,274	255,774
Subordinated debentures	10,310	10,310
Accrued interest payable	2,302	2,138
Accrued expenses and other liabilities	29,206	28,738
Total liabilities	2,669,232	2,621,021
Shareholders’ equity:
Preferred Stock	—	—
Common stock	106,034	105,892
Retained earnings	256,620	243,935
Treasury stock	(3,425)	(3,101)
Accumulated other comprehensive loss	(1,134)	(1,095)
Total shareholders’ equity	358,095	345,631
Total liabilities and shareholders’ equity	$3,027,327	$2,966,652

Common shares at period end
Shares issued	10,114	10,048
Shares outstanding	10,041	9,982
Treasury shares	73	66

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended March 31,
(In thousands, except per share amounts)	2026	2025
INTEREST INCOME
Interest-bearing deposits	$558	$332
FHLB stock	134	182
Securities:
Taxable	1,409	1,786
Tax-exempt	18	18
Total securities	1,427	1,804
Loans:
SBA loans	844	934
Commercial loans	25,016	21,314
Commercial construction loans	3,038	2,946
Residential mortgage loans	10,913	9,947
Consumer loans	1,424	1,346
Residential construction loans	1,825	1,996
Total loans	43,060	38,483
Total interest income	45,179	40,801
INTEREST EXPENSE
Interest-bearing demand deposits	1,910	1,622
Savings deposits	3,160	2,593
Brokered deposits	2,267	1,787
Time deposits	6,128	6,415
Borrowed funds and subordinated debentures	984	1,133
Total interest expense	14,449	13,550
Net interest income	30,730	27,251
Provision for credit losses, loans	1,043	1,358
Provision for credit losses, off-balance sheet	5	(41)
Net interest income after provision for credit losses	29,682	25,934
NONINTEREST INCOME
Branch fee income	489	447
Service and loan fee income	912	864
Gain on sale of SBA loans held for sale, net	427	139
Gain on sale of mortgage loans, net	500	168
BOLI income	217	151
Net security losses	(82)	(49)
Other income	413	381
Total noninterest income	2,876	2,101
NONINTEREST EXPENSE
Compensation and benefits	8,673	7,902
Processing and communications	1,146	986
Occupancy	987	880
Furniture and equipment	715	746
Professional services	488	364
Advertising	393	391
Loan related expenses	473	46
Deposit insurance	300	241
Director fees	260	495
Other expenses	636	560
Total noninterest expense	14,071	12,611
Income before provision for income taxes	18,487	15,424
Provision for income taxes	4,199	3,826
Net income	$14,288	$11,598
Net income per common share – Basic	$1.43	$1.15
Net income per common share – Diluted	$1.40	$1.13
Weighted average common shares outstanding – Basic	10,012	10,054
Weighted average common shares outstanding – Diluted	10,199	10,247

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31, 2026			March 31, 2025

		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$18,487	$4,199	$14,288	$15,424	$3,826	$11,598
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding (losses) gains on debt securities arising during the period	(147)	(34)	(113)	684	167	517
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on debt securities available for sale	(147)	(34)	(113)	684	167	517
Cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	63	17	46	(489)	(134)	(355)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(39)	(11)	(28)	(156)	(43)	(113)
Total unrealized gains (losses) on cash flow hedges	102	28	74	(333)	(91)	(242)
Total other comprehensive (loss) income	(45)	(6)	(39)	351	76	275
Total comprehensive income	$18,442	$4,193	$14,249	$15,775	$3,902	$11,873

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	loss	equity
Balance, December 31, 2025	9,982	$105,892	$243,935	$(3,101)	$(1,095)	$345,631
Net income	—	—	14,288	—	—	14,288
Other comprehensive loss, net of tax	—	—	—	—	(39)	(39)
Dividends on common stock ($0.16 per share)	1	60	(1,603)	—	—	(1,543)
Share-based compensation (1)	65	82	—	—	—	82
Treasury stock purchased, at cost	(7)	—	—	(324)	—	(324)
Balance, March 31, 2026	10,041	$106,034	$256,620	$(3,425)	$(1,134)	$358,095

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2024	10,026	$103,936	$227,331	$(33,577)	$(2,107)	$295,583
Net income	—	—	11,598	—	—	11,598
Other comprehensive income, net of tax	—	—	—	—	275	275
Dividends on common stock ($0.14 per share)	1	56	(1,411)	—	—	(1,355)
Share-based compensation (1)	49	41	—	—	—	41
Balance, March 31, 2025	10,076	$104,033	$237,518	$(33,577)	$(1,832)	$306,142

(1)	Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
(In thousands)	2026	2025
OPERATING ACTIVITIES:
Net income	$14,288	$11,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	1,043	1,358
Net accretion of purchase premiums and discounts on securities	(80)	(16)
Depreciation and amortization	296	683
Deferred income tax benefit	(240)	(598)
Net security losses	82	49
Stock compensation expense	556	493
Origination of mortgage loans held for sale	(16,414)	7,869
Origination of SBA loans held for sale	(1,745)	2,859
Proceeds from sale of mortgage loans held for sale	16,914	(8,037)
Proceeds from sale of SBA loans held for sale	2,172	(2,998)
BOLI income	(217)	(151)
Net change in other assets and liabilities	(1,733)	4,745
Net cash provided by operating activities	14,922	17,854
INVESTING ACTIVITIES
Purchases of equity securities	(384)	(77)
Purchases of AFS securities	—	(4,000)
Redemption (purchase) of FHLB stock, at cost, net	325	(1,076)
Maturities, calls, and principal payments on HTM securities	—	364
Maturities, calls, and principal payments on AFS securities	7,242	6,304
Proceeds from sales on AFS securities	—	998
Proceeds from sales of equity securities	1,737	—
Net increase in loans	(56,014)	(85,000)
Purchases of premises and equipment	(425)	(279)
Net cash used in investing activities	(47,519)	(82,766)
FINANCING ACTIVITIES
Net increase in deposits	55,079	75,085
(Repayments of) proceeds from short-term borrowings, net	(7,500)	23,000
Repayments of long-term borrowings, net	—	(212)
(Shares withheld for taxes), net of proceeds from stock option exercises	(474)	(451)
Dividends on common stock	(1,543)	(1,355)
Purchase of treasury stock, including excise tax accrual	(324)	—
Net cash provided by financing activities	45,238	96,067
Increase in cash and cash equivalents	12,641	31,155
Cash and cash equivalents, beginning of year	216,519	180,438
Cash and cash equivalents, end of period	$229,160	$211,593
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$14,285	$13,104
Income taxes paid	88	96
Noncash activities:
Capitalization of servicing rights	131	41

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2026

NOTE 1. Significant Accounting Policies

The accompanying Consolidated Financial Statements include the accounts of Unity Bancorp, Inc. (the "Parent Company") and its wholly-owned subsidiary, Unity Bank (the "Bank" or when consolidated with the Parent Company, the "Company"). The Bank has multiple subsidiaries used to hold part of its investment and loan portfolios and may be used to hold other real estate owned when the Bank takes title to properties securing loans. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation, with no impact on current earnings or shareholders’ equity. The financial information has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and has not been audited. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting periods. Actual results could differ from those estimates. Amounts requiring the use of significant estimates include the allowance for credit losses. Management believes that the allowance for credit losses is adequate. While Management uses available information to recognize credit losses, future additions to the allowance for credit losses may be necessary based on changes in economic conditions, changes in customer-related circumstances, and the general credit quality of the loan portfolio.

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of Management, are necessary for the fair presentation of interim results. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10-Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company continues to operate as a single reportable segment as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Risks and Uncertainties

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as pressures created by a lower interest rate environment, uncertainty surrounding tariffs and the impact of uncertain or changing political conditions and geopolitical conflicts, uncertainty surrounding potential for economic slowdown or recession, and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy. Additionally, the Company assesses the impact of inflation on an ongoing basis.

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

ASU 2025-08, “Credit Losses: Purchased Loans”, expands the “gross-up” method to more types of purchased loans and reduce day-1 credit loss exposure volatility on purchased credit-deteriorated (“PCD”) assets. This ASU is effective for fiscal years beginning after December 31, 2026. The Company expects ASU 2025-08 to have no material impact to its financials.

ASU 2025-09, “Hedge Accounting Improvements”, aims to align hedge accounting with the economics of an entity’s risk management activities. This ASU is effective for fiscal years beginning after December 31, 2026. The Company expects ASU 2025-09 to have no material impact to its financials.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended March 31,
(In thousands, except per share amounts)	2026	2025
Net income	$14,288	$11,598
Weighted average common shares outstanding - Basic	10,012	10,054
Plus: Potential dilutive common stock equivalents	187	193
Weighted average common shares outstanding - Diluted	10,199	10,247
Net income per common share - Basic	$1.43	$1.15
Net income per common share - Diluted	1.40	1.13
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three months ended March 31, 2026 and 2025, net of tax:

	For the three months ended March 31, 2026
			Accumulated
	Net unrealized	Net unrealized	other
	losses	gains (losses) from	comprehensive
(In thousands)	on securities	cash flow hedges	loss
Balance, beginning of period	$(1,215)	$120	$(1,095)
Other comprehensive (loss) income before reclassifications	(113)	46	(67)
Less: amounts reclassified from accumulated other comprehensive loss	—	(28)	(28)
Period change	(113)	74	(39)
Balance, end of period	$(1,328)	$194	$(1,134)

	For the three months ended March 31, 2025

		Net unrealized	Accumulated
	Net unrealized	gains (losses)	other
	(losses) gains on	from cash flow	comprehensive
(In thousands)	securities	hedges	(loss) income
Balance, beginning of period	$(2,653)	$546	$(2,107)
Other comprehensive income (loss) before reclassifications	517	(355)	162
Less: amounts reclassified from accumulated other comprehensive loss	—	(113)	(113)
Period change	517	(242)	275
Balance, end of period	$(2,136)	$304	$(1,832)

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

As of March 31, 2026, the fair value of the Company’s AFS debt securities portfolio was $63.3 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at March 31, 2026. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at March 31, 2026.  The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

Equity Securities

As of March 31, 2026, the fair value of the Company’s equity securities portfolio was $15.3 million. All of the Company’s equity marketable securities were classified as Level 1 assets at March 31, 2026.

The following table presents a reconciliation of the Level 3 securities measured at fair value on a recurring basis for the the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026		March 31, 2025
(In thousands)	Corporate Debt	Restricted Stock	Corporate Debt	Restricted Stock
Balance of recurring Level 3 assets at January 1	$6,708	$3,480	$6,488	$—
Activity
Transfers from corporate debt to restricted stock	—	—	(818)	818

Transfers from restricted stock to unrestricted equity securities categorized as Level 1	—	(3,480)	—	—
Unrealized holding (losses) gains included in other comprehensive income	(138)	—	95	—
Unrealized holding losses included in net income	(185)	—	—	—
Balance of recurring Level 3 assets at March 31	$6,385	$—	$5,765	$818

Interest Rate Swap Agreements

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

There were no material changes in the inputs or methodologies used to determine fair value during the period ended March 31, 2026, as compared to the periods ended December 31, 2025 and March 31, 2025.

The tables below present the balances of assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements at March 31, 2026
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$4,968	$—	$4,968	$—
State and political subdivisions	150	—	150	—
Residential mortgage-backed securities	11,437	—	11,437	—
Asset backed securities	14,992	—	14,992	—
Corporate and other securities	31,754	—	25,369	6,385
Total debt securities available for sale	$63,301	$—	$56,916	$6,385

Equity securities, at fair value	$15,319	$15,319	$—	$—
Total equity securities	$15,319	$15,319	$—	$—

Interest rate swap agreements	$259	$—	$259	$—
Total swap agreements	$259	$—	$259	$—

	Fair value Measurements at December 31, 2025
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
(In thousands)	Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$4,969	$—	$4,969	$—
State and political subdivisions	159	—	159	—
Residential mortgage-backed securities	11,752	—	11,752	—
Asset backed securities	22,000	—	22,000	—
Corporate and other securities	31,990	—	25,282	6,708
Total debt securities available for sale	$70,870	$—	$64,162	$6,708

Equity securities, at fair value	$16,569	$13,089	$—	$3,480
Total equity securities	$16,569	$13,089	$—	$3,480

Interest rate swap agreements	$157	$—	$157	$—
Total swap agreements	$157	$—	$157	$—

There were no liabilities measured on a recurring basis as of March 31, 2026 or December 31, 2025.

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

There were no assets or liabilities measured on a non-recurring basis as of March 31, 2026.

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

The allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At March 31, 2026, there was no allowance for individually evaluated loans, compared to $0.1 million at December 31, 2025.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of March 31, 2026 and December 31, 2025 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,648	$—	$30,373	$—
Loans held for sale	12,557	—	13,471	—
Loans, net of allowance for credit losses	2,555,745	—	2,523,033	—
Financial liabilities:
Deposits	2,379,140	—	2,376,742	—
Borrowed funds and subordinated debentures	258,584	—	258,905	—

	December 31, 2025
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,576	$—	$30,405	$—
Loans held for sale	9,490	—	10,041	—
Loans, net of allowance for credit losses	2,502,881	—	2,466,691	3,376
Financial liabilities:
Deposits	2,324,061	—	2,322,637	—
Borrowed funds and subordinated debentures	266,084	—	266,769	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$5,000	$—	$(32)	$4,968
State and political subdivisions	176	—	(26)	150
Residential mortgage-backed securities	12,467	25	(1,055)	11,437
Asset backed securities	15,000	2	(10)	14,992
Corporate and other securities	32,409	337	(992)	31,754
Total debt securities available for sale	$65,052	$364	$(2,115)	$63,301
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,803)	$24,197
State and political subdivisions	1,316	36	—	1,352
Residential mortgage-backed securities	7,332	—	(2,508)	4,824
Total debt securities held to maturity	$36,648	$36	$(6,311)	$30,373

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$5,000	$—	$(31)	$4,969
State and political subdivisions	185	—	(26)	159
Residential mortgage-backed securities	12,702	27	(977)	11,752
Asset backed securities	22,001	11	(12)	22,000
Corporate and other securities	32,586	314	(910)	31,990
Total debt securities available for sale	$72,474	$352	$(1,956)	$70,870
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,812)	$24,188
State and political subdivisions	1,299	42	—	1,341
Residential mortgage-backed securities	7,277	—	(2,401)	4,876
Total debt securities held to maturity	$36,576	$42	$(6,213)	$30,405

There was no provision for credit losses on securities for the the three months ended March 31, 2026 and March 31, 2025. During the three months ended March 31, 2026, Unity entered into a modification agreement with a borrower experiencing financial difficulty. Unity holds $2.0 million par of the original senior debt security. As a component of the modification agreement, the issuer deferred the interest payment due in Q1 2026 to June 2026. The agreement noted that the issuer will pay this interest plus what is accrued until payment, else the bond will be considered delinquent. As Management has plans to sell this bond in Q2 2026, the loss has been recognized through Net Securities Gains (Losses) in the Consolidated Statements of Income, as recovery through sale is expected.

The contractual maturities of AFS and HTM debt securities at March 31, 2026 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$4,000	$3,978
Due after one year through five years	14,059	13,737
Due after five years through ten years	24,351	24,005
Due after ten years	10,175	10,144
Residential mortgage-backed securities	12,467	11,437
Total	$65,052	$63,301
Held to maturity:
Due in one year	$—	$—
Due after one year through five years	3,000	2,990
Due after five years through ten years	—	—
Due after ten years	26,316	22,559
Residential mortgage-backed securities	7,332	4,824
Total	$36,648	$30,373

Actual maturities of AFS and HTM debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The fair value of debt securities with unrealized losses by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$4,968	$(32)	$4,968	$(32)
State and political subdivisions	—	—	150	(26)	150	(26)
Residential mortgage-backed securities	—	—	11,322	(1,055)	11,322	(1,055)
Asset backed securities	10,990	(10)	—	—	10,990	(10)
Corporate and other securities	2,462	(38)	9,477	(955)	11,939	(992)
Total temporarily impaired AFS securities	$13,452	$(48)	$25,917	$(2,068)	$39,369	$(2,115)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$20,197	$(3,803)	$20,197	$(3,803)
Residential mortgage-backed securities	—	$—	4,824	(2,508)	4,824	(2,508)
Total temporarily impaired HTM securities	$—	$—	$25,021	$(6,311)	$25,021	$(6,311)

	December 31, 2025
	Less than 12 months		12 months and greater		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$4,969	$(31)	$4,969	$(31)
State and political subdivisions	—	—	159	(26)	159	(26)
Residential mortgage-backed securities	—	—	11,625	(977)	11,625	(977)
Asset backed securities	9,988	(12)	—	—	9,988	(12)
Corporate and other securities	2,483	(18)	9,681	(892)	12,164	(910)
Total temporarily impaired AFS securities	$12,471	$(30)	$26,434	$(1,926)	$38,905	$(1,956)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$24,188	$(3,812)	$24,188	$(3,812)
Residential mortgage-backed securities	—	—	4,876	(2,401)	4,876	(2,401)
Total temporarily impaired HTM securities	$—	$—	$29,064	$(6,213)	$29,064	$(6,213)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At March 31, 2026, there was $1.2 million of accrued interest on securities. At December 31, 2025, there was $0.8 million of accrued interest on securities.

Securities with a carrying value of $69.0 million and $69.2 million at March 31, 2026 and December 31, 2025, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowed against at March 31, 2026 and December 31, 2025.

Realized Gains and Losses on Debt Securities

Net realized gains (losses) on debt securities are included in noninterest income in the Consolidated Statements of Income as net security gains (losses). There were no gains or losses on sales of AFS debt securities during the three months ended March 31, 2026 compared to a $3 thousand loss on AFS debt securities during the three months ended March 31, 2025. There were no realized gains or losses on HTM debt securities during the three months ended March 31, 2026 and 2025.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
(In thousands)	2026	2025
Net unrealized losses occurring during the period on equity securities	$(504)	$(34)
Net gains (losses) recognized during the period on equity securities sold during the period	607	(12)
Gains (losses) recognized during the reporting period on equity securities	$103	$(46)

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees and deferred costs and excluding the allowance for credit losses as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
SBA loans held for investment	32,499	34,259
Commercial loans
SBA 504	43,254	43,802
Commercial & industrial	185,207	183,163
Commercial real estate[2]	1,330,705	1,291,067
Commercial real estate construction	159,200	147,215
Residential mortgage loans	668,739	677,221
Consumer loans
Home equity	82,980	82,488
Consumer other	2,634	2,731
Residential construction loans	83,881	73,277
Total loans held for investment	$2,589,099	$2,535,223
Loans held for sale[1]	12,557	9,490
Total loans	$2,601,656	$2,544,713

1Loans held for sale included SBA and residential mortgage loans of $8.2 million and $4.4 million as of March 31, 2026, respectively. Loans held for sale included SBA and residential mortgage loans of $8.0 million and $1.5 million as of December 31, 2025, respectively.

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$949	$—	$90	$1,645	$2,684	$29,815	$32,499
Commercial loans
SBA 504	—	—	—	—	—	43,254	43,254
Commercial & industrial	—	803	—	1,205	2,008	183,199	185,207
Commercial real estate	4,860	321	—	17,170	22,351	1,308,354	1,330,705
Commercial real estate construction	—	—	—	—	—	159,200	159,200
Residential mortgage loans	9,133	6,030	—	8,915	24,078	644,661	668,739
Consumer loans
Home equity	415	1,958	—	1,557	3,930	79,050	82,980
Consumer other	—	—	—	—	—	2,634	2,634
Residential construction loans	316	—	—	128	444	83,437	83,881
Total loans held for investment	15,673	9,112	90	30,620	55,495	2,533,604	2,589,099
Loans held for sale	—	—	—	—	—	12,557	12,557
Total loans	$15,673	$9,112	$90	$30,620	$55,495	$2,546,161	$2,601,656

	December 31, 2025
			90+ days
	30‑59 days	60‑89 days	and still		Total past
(In thousands)	past due	past due	accruing	Nonaccrual	due	Current	Total loans
SBA loans held for investment	$730	$68	$—	$1,751	$2,549	$31,710	$34,259
Commercial loans
SBA 504	—	—	—	—	—	43,802	43,802
Commercial & industrial	401	—	—	1,240	1,641	181,522	183,163
Commercial real estate	6,463	150	—	17,233	23,846	1,168,535	1,192,381
Commercial other	—	—	—	—	—	98,686	98,686
Commercial construction loans	—	—	—	—	—	147,215	147,215
Residential mortgage loans	8,538	7,568	—	8,173	24,279	652,942	677,221
Consumer loans
Home equity	2,507	240	—	1,268	4,015	78,473	82,488
Consumer other	4	—	—	—	4	2,727	2,731
Residential construction loans	—	—	—	171	171	73,106	73,277
Total loans held for investment	18,643	8,026	—	29,836	56,505	2,478,718	2,535,223
Loans held for sale	—	—	—	—	—	9,490	9,490
Total loans	$18,643	$8,026	$—	$29,836	$56,505	$2,488,208	$2,544,713

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At March 31, 2026 and December 31, 2025, there was $11.9 million and $12.0 million of accrued interest on loans, respectively.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s Current Expected Credit Losses (“CECL”) evaluation with the associated allowance amount, if applicable, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,884	$1,735	$—
Commercial loans
Commercial & industrial	1,529	1,205	—
Commercial real estate	17,260	17,170	—
Total commercial loans	18,789	18,375	—
Residential mortgage loans	8,961	8,915
Consumer loans
Home equity	1,589	1,557	—
Total consumer loans	1,589	1,557	—
Residential construction loans	171	128	—
Total individually evaluated loans with no related allowance	32,394	30,710	—

Total individually evaluated loans:
SBA loans held for investment	2,884	1,735	—
Commercial loans
Commercial & industrial	1,529	1,205	—
Commercial real estate	17,260	17,170	—
Total commercial loans	18,789	18,375	—
Residential mortgage loans	8,961	8,915	—
Consumer loans
Home equity	1,589	1,557	—
Total consumer loans	1,589	1,557	—
Residential construction loans	171	128	—
Total individually evaluated loans	$32,394	$30,710	$—

As of March 31, 2026, there was no allowance for credit losses on individually evaluated loans based upon the valuation of the collateral securing each loan.

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

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of March 31, 2026 and December 31, 2025, respectively, as well as gross write-offs for the three months ended March 31, 2026 and the twelve months ended December 31, 2025:

	Term Loans
	Amortized Cost Basis by Origination Year, March 31, 2026

(In thousands)	2026	2025	2024	2023	2022	2021 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$1,129	$2,648	$2,015	$1,057	$5,898	$17,278	$-	$30,025
Special Mention	-	-	-	-	-	760	-	760
Substandard	-	-	-	236	1,444	34	-	1,714
Total SBA loans held for investment	$1,129	$2,648	$2,015	$1,293	$7,342	$18,072	$-	$32,499
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$-	$-	$50	$-	$-	$50

Commercial loans
Risk Rating:
Pass	$67,689	$290,790	$147,840	$121,635	$297,825	$501,575	$106,918	$1,534,272
Special Mention	-	1,305	-	757	535	3,750	178	6,525
Substandard	-	-	9,893	113	-	8,363	-	18,369
Total commercial loans	$67,689	$292,095	$157,733	$122,505	$298,360	$513,688	$107,096	$1,559,166
Commercial loans
Current-period gross writeoffs	$-	$-	$-	$-	$-	$140	$-	$140

Commercial construction loans
Risk Rating:
Pass	$539	$68,423	$59,889	$10,993	$9,846	$5,692	$3,818	$159,200
Total commercial construction loans	$539	$68,423	$59,889	$10,993	$9,846	$5,692	$3,818	$159,200
Commercial construction loans
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Residential mortgage loans
Risk Rating:
Performing	$30,993	$142,483	$64,049	$50,107	$181,557	$190,635	$-	$659,824
Nonperforming	-	-	-	669	5,058	3,188	-	8,915
Total residential mortgage loans	$30,993	$142,483	$64,049	$50,776	$186,615	$193,823	$-	$668,739
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	-

Consumer loans
Risk Rating:
Performing	$2,917	$8,575	$4,268	$1,587	$2,319	$8,094	$56,289	$84,049
Nonperforming	-	-	926	-	-	344	295	1,565
Total consumer loans	$2,917	$8,575	$5,194	$1,587	$2,319	$8,438	$56,584	$85,614
Consumer loans
Current-period gross writeoffs	$-	$-	$-	$-	$-	$10	$-	$10

Residential construction
Risk Rating:
Pass	$13,401	$48,624	$17,687	$398	$-	$3,153	$-	$83,263
Special Mention	-	-	490	-	-	-	-	490
Substandard	-	-	-	-	-	128	-	128
Total residential construction loans	$13,401	$48,624	$18,177	$398	$-	$3,281	$-	$83,881
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$40	$-	$40

Total loans held for investment	$116,668	$562,848	$307,057	$187,552	$504,482	$742,994	$167,498	$2,589,099

	Term Loans
	Amortized Cost Basis by Origination Year, December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	2020 and Earlier	Revolving Loans Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,719	$3,311	$1,155	$5,663	$6,339	$11,751	$-	$30,938
Special Mention	-	-	711	283	351	311	-	1,656
Substandard	-	-	172	1,493	-	-	-	1,665
Total SBA loans held for investment	$2,719	$3,311	$2,038	$7,439	$6,690	$12,062	$-	$34,259
SBA loans held for investment
Current-period gross writeoffs	$-	$-	$61	$535	$323	$11	$-	$930

Commercial loans
Risk Rating:
Pass	$291,258	$148,983	$127,049	$309,072	$137,214	$375,281	$100,978	$1,489,835
Special Mention	-	-	762	536	914	6,460	-	8,672
Substandard	-	9,893	137	-	6,714	2,781	-	19,525
Total commercial loans	$291,258	$158,876	$127,948	$309,608	$144,842	$384,522	$100,978	$1,518,032
Commercial loans
Current-period gross writeoffs	$-	$-	$-	$-	$1	$101	$-	$102

Commercial construction loans
Risk Rating:
Pass	$58,495	$55,511	$10,118	$10,003	$-	$5,692	$7,396	$147,215
Total commercial construction loans	$58,495	$55,511	$10,118	$10,003	$-	$5,692	$7,396	$147,215
Commercial construction loans
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Residential mortgage loans
Risk Rating:
Performing	$147,623	$69,751	$53,816	$197,958	$57,512	$142,388	$-	$669,048
Nonperforming	-	865	-	3,294	944	3,070	-	8,173
Total residential mortgage loans	$147,623	$70,616	$53,816	$201,252	$58,456	$145,458	$-	$677,221
Residential mortgage loans
Current-period gross writeoffs	$-	$-	$-	$-	$312	$231	$-	$543

Consumer loans
Risk Rating:
Performing	$9,647	$4,093	$1,624	$2,404	$390	$7,928	$57,865	$83,951
Nonperforming	-	926	-	-	-	342	-	1,268
Total consumer loans	$9,647	$5,019	$1,624	$2,404	$390	$8,270	$57,865	$85,219
Consumer loans
Current-period gross writeoffs	$-	$-	$-	$11	$71	$30	$-	$112

Residential construction
Risk Rating:
Pass	$46,077	$22,263	$1,773	$-	$595	$2,398	$-	$73,106
Substandard	-	-	-	-	-	171	-	171
Total residential construction loans	$46,077	$22,263	$1,773	$-	$595	$2,569	$-	$73,277
Residential construction
Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans held for investment	$555,819	$315,596	$197,317	$530,706	$210,973	$558,573	$166,239	$2,535,223

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the three months ended March 31, 2026 and 2025, respectively:

	Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balance	of Loan Class	Balance	of Loan Class
Commercial loans
Commercial & industrial	—	—	578	0.3
Commercial real estate	—	—	333	—
Consumer loans
Home equity	275	0.3	—	—
Balance as of March 31, 2026	$275	—%	$911	—%

	Payment Delay		Term Extension
	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$187	0.5%	$—	—%
Residential mortgage loans	1,101	0.2	—	—
Consumer loans
Home equity	—	—	104	0.1
Balance as of March 31, 2025	$1,288	0.1%	$104	—%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. Three loans, totaling $1.2 million that were modified during the twelve months ended March 31, 2026 were not in compliance with the modified terms.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$785	$22,148	$7,695	$995	$719	$32,342
Charge-offs	(50)	(140)	—	(10)	(40)	(240)
Recoveries	5	93	100	11	—	209
Net (charge-offs) recoveries	(45)	(47)	100	1	(40)	(31)
Provision (credit to) for credit losses charged to expense	371	769	(272)	(201)	376	1,043
Balance, end of period	$1,111	$22,870	$7,523	$795	$1,055	$33,354

	For the three months ended March 31, 2025
	SBA				Residential
(In thousands)	Held for Investment	Commercial	Residential	Consumer	construction	Total
Balance, beginning of period	$1,535	$17,361	$6,254	$775	$863	$26,788
Charge-offs	(350)	(2)	(130)	(50)	—	(532)
Recoveries	5	5	—	27	—	37
Net (charge-offs) recoveries	(345)	3	(130)	(23)	—	(495)
(Credit to) provision for credit losses charged to expense	(95)	1,276	403	8	(234)	1,358
Balance, end of period	$1,095	$18,640	$6,527	$760	$629	$27,651

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated probable losses. At March 31, 2026 and December 31, 2025, a $0.7 million commitment reserve was reported on the Balance Sheet as “Accrued expenses and other liabilities” and reported in the Consolidated Statements of Income as “Provision for credit losses, off-balance sheet”.

Reserve for Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Debt securities available for sale” on the Balance Sheet. At March 31, 2026 and December 31, 2025, there was no reserve for AFS debt securities.

The Company maintains a reserve for credit losses on HTM debt securities at a level that Management believes is adequate to absorb estimated probable losses. At March 31, 2026 and December 31, 2025, no reserve was reported on the Consolidated Balance Sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies or have a long history of no credit losses.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at March 31, 2026 and December 31, 2025, respectively is as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Notional amount	$20,000	$20,000
Fair value	$259	$157
Weighted average pay rate	2.89%	2.89%
Weighted average receive rate	3.69%	4.10%
Weighted average maturity in years	1.95	2.20
Number of contracts	1	1

During the three months ended March 31, 2026, the Company received variable rate SOFR payments from and paid fixed rates in accordance with its interest rate swap agreements. At March 31, 2026, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at March 31, 2026 and 2025, respectively:

	For the three months ended March 31,
(In thousands)	2026	2025
Gain (loss) recognized in OCI
Gross of tax	$102	$(333)
Net of tax	74	(242)
Gain reclassified from AOCI into net income
Gross of tax	39	156
Net of tax	28	113

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

As the Company’s consolidated assets now exceed $3 billion, it no longer qualifies for the Federal Reserve’s Small Bank Holding Company Policy Statement. Accordingly, the Company is subject to the Federal Reserve’s consolidated capital requirements applicable to bank holding companies.

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at March 31, 2026 and at December 31, 2025, as if the Company were subject to minimum capital requirements.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2026
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$398,450	16.16%	$197,237	8.00%	$246,547	10.00%
Bank	388,439	15.76	197,160	8.00	246,450	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	357,592	14.50	110,946	4.50	160,255	6.50
Bank	357,593	14.51	110,902	4.50	160,192	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	367,592	14.91	147,928	6.00	197,237	8.00
Bank	357,593	14.51	147,870	6.00	197,160	8.00
Tier 1 capital (to average total assets)
Company Consolidated	367,592	12.93	113,754	4.00	142,192	5.00
Bank	357,593	12.62	113,334	4.00	141,667	5.00

As of December 31, 2025
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$385,054	16.12%	$191,088	8.00%	$238,860	10.00%
Bank	374,667	15.70	190,922	8.00	238,652	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	345,158	14.45	107,487	4.50	155,259	6.50
Bank	344,796	14.45	107,393	4.50	155,124	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	355,158	14.87	143,316	6.00	191,088	8.00
Bank	344,796	14.45	143,191	6.00	190,922	8.00
Tier 1 capital (to average total assets)
Company Consolidated	355,158	12.72	111,698	4.00	139,622	5.00
Bank	344,796	12.39	111,305	4.00	139,131	5.00

*Prompt Corrective Action requirements only apply to the Bank.

NOTE 11. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

ITEM 2          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2025 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10-K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic and market conditions, including the impact of inflation, tariffs, legislative and regulatory conditions and the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of health or other emergencies on our employees, operations and customers.

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

Earnings Summary

Net income totaled $14.3 million, or $1.40 per diluted share for the three months ended March 31, 2026, compared to $11.6 million, or $1.13 per diluted share for the same period in 2025. Return on average assets and return on average common equity for the quarter were 2.04 percent and 16.38 percent, respectively, compared to 1.83 percent and 15.56 percent for the same period in 2025.

Current quarter highlights include:

●	Net interest income increased 12.8 percent compared to the prior year’s quarter, primarily due to the increased volume and yield on loans and decreased cost of time deposits, partially offset by volume of interest-bearing deposits.
●	Net interest margin equaled 4.53 percent this quarter compared to 4.46 percent in the prior year’s quarter. The increase was primarily due to the decrease in cost of interest-bearing liabilities.
●	The provision for credit losses on loans and off-balance sheet items was $1.0 million for the three months ended March 31, 2026, compared to $1.3 million in provision for credit losses on loans and off-balance sheet items for the prior year’s quarter. The decrease was primarily due to qualitative adjustments.
●	Noninterest income increased 36.9 percent compared to the prior year’s first quarter, primarily due to increased gains on sale of SBA loans and mortgage loans.
●	Noninterest expense increased 11.6 percent compared to the prior year’s first quarter, primarily due to increases in compensation and benefits and loan related expenses, partially offset by a decrease in director fees.

●	The effective tax rate was 22.7 percent compared to 24.8 percent in the prior year’s first quarter. During the first quarter of 2026, Unity purchased $5.1 million of tax credits, resulting in $0.4 million of tax savings. The Company intends to evaluate tax credit opportunities on an ongoing basis, subject to market availability and regulatory considerations.

The Company’s performance ratios may be found in the table below.

	For the three months ended March 31,
	2026	2025
Net income per common share - Basic (1)	$1.43	$1.15
Net income per common share - Diluted (2)	$1.40	$1.13
Return on average assets	2.04%	1.83%
Return on average equity (3)	16.38%	15.56%
Dividend payout ratio (4)	11.43%	12.39%
Average equity to average assets (5)	12.44%	11.78%

(1)	Defined as net income divided by weighted average shares outstanding.
(2)	Defined as net income divided by the sum of the weighted average shares and the potential dilutive impact of the exercise of outstanding options.
(3)	Defined as annualized net income divided by average shareholders’ equity.
(4)	Defined as dividends declared per share divided by diluted net income per share.
(5)	Defined as average equity divided by average total assets.

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

During the three months ended March 31, 2026, tax-equivalent net interest income amounted to $30.7 million, an increase of $3.5 million or 12.8 percent when compared to the same period in 2025. The net interest margin increased 7 basis points to 4.53 percent for the three months ended March 31, 2026, compared to 4.46 percent for the same period in 2025.

During the three months ended March 31, 2026, tax-equivalent interest income was $45.2 million, an increase of $4.4 million or 10.7 percent when compared to the same period in 2025. This increase was mainly driven by increases in the average balance of loans, yield of loans and volume of interest-bearing deposits.

●	Of the $4.4 million increase in interest income on a tax-equivalent basis, $4.4 million was due to the increased average volume of interest-earning assets.
●	The average volume of interest-earning assets increased $275.4 million to $2.8 billion for the first quarter of 2026 compared to $2.5 billion in 2025. This was due primarily to a $268.8 million increase in average loans and $31.2 million increase in interest-bearing deposits. The increase was offset by a $24.5 million decrease in average investments.
●	The yield on total interest-earning assets decreased 2 basis points to 6.66 percent for the three months ended March 31, 2026, when compared to the same period in 2025. The yield on the loan portfolio increased 2 basis points to 6.70 percent.

Total interest expense was $14.4 million for the three months ended March 31, 2026, an increase of $0.9 million or 6.6 percent compared to the same period in 2025. This increase was driven by the increased average volume of interest-bearing deposits, partially offset by decreased cost of time deposits.

●	The $0.9 million increase in interest expense resulted from an increase of $1.4 million in volume of interest-bearing deposits, partially offset by a $0.5 million decrease in rate on average interest-bearing liabilities.
●	The average cost of interest-bearing liabilities decreased 12 basis points to 2.92 percent for the three months ended March 31, 2026 compared to 2025.
●	Interest-bearing liabilities averaged $2.0 billion during the three months ended March 31, 2026, an increase of $200.5 million, compared to the same period in 2025. The increase in interest-bearing liabilities was primarily due to an increase in savings deposits, brokered deposits, time deposits and interest-bearing demand deposits, partially offset by a decrease in borrowed funds.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	March 31, 2026			March 31, 2025
	Average			Average
	Balance	Interest	Rate/Yield	Balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$61,424	$558	3.69%	$30,259	$332	4.45%
FHLB stock	7,214	134	7.53	7,459	182	9.90
Securities:
Taxable	118,488	1,409	4.76	142,847	1,786	5.00
Tax-exempt	1,486	21	5.60	1,596	18	4.59
Total securities (A)	119,974	1,430	4.77	144,443	1,804	5.00
Loans:
SBA loans	41,576	844	8.12	49,638	934	7.53
Commercial loans	1,528,022	25,016	6.55	1,306,052	21,314	6.53
Commercial construction loans	152,561	3,038	7.96	140,946	2,946	8.36
Residential mortgage loans	678,359	10,913	6.44	639,742	9,947	6.22
Consumer loans	84,037	1,424	6.78	75,156	1,346	7.16
Residential construction loans	80,226	1,825	9.10	84,414	1,996	9.46
Total loans (B)	2,564,781	43,060	6.72	2,295,948	38,483	6.70
Total interest-earning assets	$2,753,393	$45,182	6.66%	$2,478,109	$40,801	6.68%

Noninterest-earning assets:
Cash and due from banks	24,735			23,117
Allowance for credit losses	(33,007)			(27,455)
Other assets	98,891			91,553
Total noninterest-earning assets	90,619			87,215
Total assets	$2,844,012			$2,565,324

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$385,444	$1,910	2.01%	$341,991	$1,622	1.92%
Savings deposits	563,220	3,160	2.28	495,051	2,593	2.12
Brokered deposits	265,877	2,267	3.46	213,517	1,787	3.39
Time deposits	685,355	6,128	3.63	637,936	6,415	4.08
Total interest-bearing deposits	1,899,896	13,465	2.87	1,688,495	12,417	2.98
Borrowed funds and subordinated debentures	108,231	984	3.64	119,135	1,133	3.80
Total interest-bearing liabilities	$2,008,127	$14,449	2.92%	$1,807,630	$13,550	3.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	457,603			425,569
Other liabilities	24,594			29,833
Total noninterest-bearing liabilities	482,197			455,402
Total shareholders' equity	353,688			302,292

Total liabilities and shareholders' equity	$2,844,012			$2,565,324

Net interest spread		$30,733	3.74%		$27,251	3.64%
Tax-equivalent basis adjustment		(3)			—
Net interest income		$30,730			$27,251
Net interest margin			4.53%			4.46%

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

	For the three months ended March 31, 2026 versus March 31, 2025
	Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume Mix	Rate	Net
Interest income:
Interest-bearing deposits	$291	$(65)	$226
FHLB stock	(6)	(42)	(48)
Securities	(294)	(80)	(374)
Loans	4,363	214	4,577
Total interest income	$4,354	$27	$4,381
Interest expense:
Demand deposits	$210	$78	$288
Savings deposits	366	201	567
Brokered deposits	443	37	480
Time deposits	454	(741)	(287)
Total interest-bearing deposits	1,473	(425)	1,048
Borrowed funds and subordinated debentures	(102)	(47)	(149)
Total interest expense	1,371	(472)	899
Net interest income - fully tax-equivalent	$2,983	$499	$3,482
Decrease in tax-equivalent adjustment			(3)
Net interest income			$3,479

Provision for Credit Losses

The provision for credit losses for loans was $1.0 million during the three months ended March 31, 2026, compared to $1.4 million for the same period in 2025.

The provision for credit losses for off-balance sheet exposures was $5 thousand for the three months ended March 31, 2026, compared to a release of $41 thousand for the same period in 2025.

There was no provision for credit losses on securities for the three months ended March 31, 2026 and 2025.

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

Income Tax Expense

For the quarter ended March 31, 2026, the Company reported income tax expense of $4.2 million for an effective tax rate of 22.7 percent, compared to income tax expense of $3.8 million and an effective tax rate of 24.8 percent for the prior year’s quarter. During the first quarter of 2026, Unity purchased $5.1 million of tax credits, resulting in $0.4 million of tax savings.

Financial Condition at March 31, 2026

Total assets increased $60.7 million or 2.0 percent, to $3.0 billion at March 31, 2026, when compared to year end 2025. This increase was primarily due to increases of $56.9 million in gross loans, $12.6 million in cash and cash equivalents, and $0.4 million in accrued interest receivable, partially offset by a decrease of $8.7 million in securities.

Total shareholders’ equity increased $12.5 million, when compared to year end 2025, primarily due to earnings and an increase in common stock, partially offset by dividends paid on common stock and the repurchase of shares during the three months ended March 31, 2026.

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

AFS debt securities totaled $63.3 million at March 31, 2026, a decrease of $7.6 million or 10.7 percent, compared to $70.9 million at December 31, 2025. This net decrease was the result of:

●	$7.2 million in principal payments, calls and maturities;
●	$0.2 million in unrealized losses recognized through earnings; and
●	$0.2 million of depreciation in market value of the portfolio. At March 31, 2026, the portfolio had a net unrealized loss of $1.8 million compared to a net unrealized loss of $1.6 million at December 31, 2025. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.9 years and 5.1 years at March 31, 2026 and December 31, 2025, respectively. The effective duration of AFS debt securities amounted to 2.0 and 1.9 years at March 31, 2026 and December 31, 2025, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $36.6 million at March 31, 2026 and December 31, 2025.

The weighted average life of HTM securities, adjusted for prepayments, amounted to 12.9 years and 14.8 years at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the fair value of HTM securities was $30.4 million. The effective duration of HTM securities amounted to 10.3 years and 10.7 years at March 31, 2026 and December 31, 2025, respectively.

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

Equity securities totaled $15.3 million at March 31, 2026, a decrease of $1.3 million or 7.5 percent, compared to $16.6 million at December 31, 2025. This net decrease was the result of:

●	$1.8 million in sales;
●	$0.5 million in unrealized losses;
●	Partially offset by $0.6 million in realized gains; and
●	$0.4 million in purchases

Securities with a carrying value of $69.0 million and $69.2 million at March 31, 2026 and December 31, 2025, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowed against at March 31, 2026 and December 31, 2025.

Approximately 61 percent of the total debt security investment portfolio had a fixed rate of interest at March 31, 2026 compared to 65 percent at March 31, 2025.

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

Total loans increased $56.9 million or 2.2 percent to $2.6 billion at March 31, 2026, compared to year end 2025. Commercial, commercial construction, residential construction, loans held for sale and consumer loans increased by $41.1 million, $12.0 million, $10.6 million, $3.1 million and $0.4 million, respectively. This was offset by decreases of $8.5 million and $1.8 million in residential mortgage and SBA loans, respectively.

Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio as of March 31, 2026:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
SBA 504	73.5%	1.4%	25.0%	0.1%
Commercial & industrial	91.8	2.0	4.8	1.5
Commercial mortgage - owner occupied	84.1	8.4	4.7	3.1
Commercial mortgage - nonowner occupied	83.0	6.5	4.2	6.3
Other	85.0	14.7	0.3	—
Commercial construction loans	88.1	5.0	6.9	—
Total	84.6%	6.9%	5.1%	3.4%

Average loans increased $268.8 million or 11.7 percent to $2.6 billion for the three months ended March 31, 2026 from $2.3 billion for the same period in 2025. The increase in average loans was due to increases in average commercial, residential mortgages, commercial construction and consumer loans, partially offset by decreases in average residential construction and SBA loans. The yield on the overall loan portfolio increased 2 basis points to 6.72 percent for the three months ended March 31, 2026 when compared to the same period in the prior year.

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

SBA loans held for sale, carried at the lower of cost or market, amounted to $8.2 million at March 31, 2026, an increase of $0.2 million from $8.0 million at December 31, 2025. SBA 7(a) loans held for investment amounted to $32.5 million at March 31, 2026, a decrease of $1.8 million from $34.3 million at December 31, 2025. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.12 percent for the three months ended March 31, 2026 compared to 7.53 percent for the same period in the prior year. The Company sold $4.0 million of SBA loans during the three months ended March 31, 2026.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $49.4 million and $49.2 million in SBA loans were sold but serviced by the Bank at March 31, 2026 and December 31, 2025, respectively, and are not included on the Company’s Balance Sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.6 billion at March 31, 2026, an increase of $41.1 million from year end 2025. The yield on commercial loans was 6.55 percent for the three months ended March 31, 2026, compared to 6.53 percent for the same period in 2025. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. The Commercial Real Estate sub-category includes both owner occupied and non-owner occupied commercial mortgages.

Commercial construction loans amounted to $159.2 million at March 31, 2026, an increase of $12.0 million from the $147.2 million at 2025. The yield on commercial construction loans was 7.96 percent for the three months ended March 31, 2026, compared to 8.36 percent for the same period in 2025.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $668.7 million at March 31, 2026, a decrease of $8.5 million from year end 2025. Sales of conforming mortgage loans totaled $19.3 million for the three months ended March 31, 2026, compared to sales of $7.5 million in the prior year period. The yield on residential mortgages was 6.44 percent for the three months ended March 31, 2026, compared to 6.22 percent for the same period in 2025. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $85.6 million at March 31, 2026, an increase of $0.4 million from year end 2025. The yield on consumer loans was 6.78 percent for the three months ended March 31, 2026, compared to 7.16 percent for the same period in 2025.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $83.9 million at March 31, 2026, an increase of $10.6 million from year end 2025. The yield on residential construction loans was 9.10 percent for the three months ended March 31, 2026, compared to 9.46 percent for the same period in 2025.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At March 31, 2026 and December 31, 2025, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of March 31, 2026 and December 31, 2025:

In thousands, except percentages	March 31, 2026%		December 31, 2025%
Loans held for sale	$12,557	0.5%	$9,490	0.4%
SBA loans	32,499	1.2%	34,259	1.3%
Commercial loans
SBA 504	43,254	1.7%	43,802	1.7%
Commercial & industrial	185,207	7.1%	183,163	7.2%
Commercial mortgage - owner occupied	681,803	26.2%	660,427	26.0%
Commercial mortgage - nonowner occupied	561,057	21.6%	531,954	20.9%
Other	87,845	3.4%	98,686	3.9%
Total commercial loans	1,559,166	60.0%	1,518,032	59.7%
Commercial construction loans	159,200	6.1%	147,215	5.8%
Residential mortgage loans
Primary residence	467,329	18.0%	472,482	18.6%
Secondary residence	67,835	2.6%	71,656	2.8%
Investor property	133,575	5.1%	133,083	5.2%
Total residential mortgage loans	668,739	25.7%	677,221	26.6%
Consumer loans
Home equity	82,980	3.2%	82,488	3.2%
Consumer other	2,634	0.1%	2,731	0.1%
Total consumer loans	85,614	3.3%	85,219	3.3%
Residential construction loans	83,881	3.2%	73,277	2.9%
Total gross loans	$2,601,656	100.0%	$2,544,713	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonaccrual loans were $30.6 million at March 31, 2026, a $0.8 million increase from $29.8 million at December 31, 2025 and a $13.8 million increase from $16.8 million at March 31, 2025, respectively. Since year end 2025, nonaccrual loans in the residential mortgage and consumer segments increased, offset by a decrease in nonaccrual loans in the SBA, commercial and residential construction segments. In addition, there was $0.1 million in loans past due 90 days or more and still accruing interest at March 31, 2026, compared to none at December 31, 2025 and 1.1 million at March 31, 2025.

The following table set forth an analysis of nonaccrual loans as of March 31, 2026 based off of geographical location:

			Residential		Residential
(in thousands)	SBA	Commercial	Mortgage	Consumer	Construction	Total
Ending balance:
New Jersey	$1,111	$18,375	$5,954	$1,502	$128	$27,070
New York	451	—	1,150	—	—	1,601
Pennsylvania	—	—	1,811	55	—	1,866
Other	83	—	—	—	—	83
Total	$1,645	$18,375	$8,915	$1,557	$128	$30,620

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $7.8 million at March 31, 2026, a decrease of $3.7 million from $11.5 million at December 31, 2025.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses on loans totaled $33.4 million at March 31, 2026, compared to $32.3 million at December 31, 2025 and $27.7 million at March 31, 2025, with a resulting allowance to total loan ratio of 1.28 percent at March 31, 2026, compared to 1.27 percent at December 31, 2025 and 1.18 percent at March 31, 2025. Net charge-offs amounted to $31 thousand for the three months ended March 31, 2026, compared to net charge-offs of $0.5 million for the same period in 2025. As of March 31, 2026, there was no allowance for credit losses on individually evaluated loans based upon the valuation of the collateral securing each loan.

The Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in Other liabilities. At March 31, 2026 and December 31, 2025, the commitment reserve totaled $0.7 million.

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

Total deposits increased $55.1 million to $2.4 billion at March 31, 2026 from year end 2025. This increase was due to increases of $47.7 million in savings deposits, $16.4 million in time deposits, $9.0 million in interest-bearing demand deposits, partially offset by decreases of $3.6 million in brokered deposits and $14.4 million in noninterest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2025 reflects a 8.9 percent increase in savings deposits, a 2.4 percent increase in time deposits, a 2.4 percent increase in interest-bearing demand deposits, partially offset by a 1.3 percent decrease in brokered deposits and a 3.1 percent decrease in noninterest-bearing deposits.

As of March 31, 2026, 21.6 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of March 31, 2026, consisted of 19.0 percent in noninterest-bearing demand deposits, 17.2 percent in interest-bearing demand deposits, 24.9 percent in savings deposits and 38.9 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages, commercial loans and debt securities collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $258.6 million and $266.1 million at March 31, 2026 and December 31, 2025, respectively, and are broken down in the following table:

(In thousands)	March 31, 2026	December 31, 2025
FHLB borrowings:
Non-overnight, fixed rate advances	$15,774	$15,774
Overnight advances	162,500	170,000
Puttable advances	70,000	70,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$258,584	$266,084

In March 2026, the FHLB issued a $250.0 million municipal deposit letter of credit in the name of Unity Bank naming the New Jersey Department of Banking and Insurance as beneficiary, to secure municipal deposits as required under New Jersey law. The FHLB issued an additional $33.0 million municipal deposit letter of credit in the name of Unity Bank naming certain townships in Pennsylvania as beneficiary, to secure municipal deposits as required under Pennsylvania law.

At March 31, 2026, the Company had $108.5 million of additional credit available at the FHLB, $282.2 million of additional credit available at the FRB and $20.0 million of additional credit available from other sources. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial loans and investment securities can increase the lines with the FHLB and FRB.

For the three months ended March 31, 2026, average FHLB Borrowings were $97.9 million with a weighted average cost of 3.45%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 5.539 percent at March 31, 2026 and 5.537 percent at December 31, 2025.

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

The following table presents the Company’s Economic Value of Equity (“EVE”) and Net Interest Income (“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at March 31, 2026 and December 31, 2025:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
March 31, 2026
+300	$361,735	$(64,947)	(15.22)%	$118,276	$(9,325)	(7.31)%
+200	384,956	(41,726)	(9.78)	121,863	(5,738)	(4.50)
+100	407,030	(19,652)	(4.61)	124,880	(2,721)	(2.13)
0	426,682	—	—	127,601	—	—
-100	427,435	753	0.18	128,323	722	0.57
-200	434,528	7,846	1.84	127,954	353	0.28
-300	440,377	13,695	3.21	127,366	(235)	(0.19)
December 31, 2025
+300	$340,214	$(64,815)	(16.00)%	$117,482	$(8,261)	(6.57)%
+200	363,539	(41,490)	(10.24)	120,592	(5,151)	(4.10)
+100	386,622	(18,407)	(4.54)	123,439	(2,304)	(1.83)
0	405,029	—	—	125,743	—	—
-100	408,925	3,896	0.96	125,933	190	0.15
-200	411,585	6,556	1.62	125,257	(486)	(0.39)
-300	417,084	12,055	2.98	124,600	(1,143)	(0.92)

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

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of March 31, 2026:

One year	One to	Three to	Over five

(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$441	$4,158	$50	$2,284	$6,933
Contractual obligations:
Time deposits	892,112	32,051	1,020	108	925,291
Borrowed funds and subordinated debentures	168,274	30,000	50,000	10,310	258,584
Operating leases	607	871	769	2,182	4,429
Total off-balance sheet arrangements and contractual obligations	$1,061,434	$67,080	$51,839	$14,884	$1,195,237

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At March 31, 2026, the balance of cash and cash equivalents was $229.2 million, an increase of $12.6 million from December 31, 2025. A discussion of on- and off-balance sheet liquidity follows.

●	Securities. The Company’s available for sale investment portfolio amounted to $63.3 million and $70.9 million at March 31, 2026 and December 31, 2025, respectively.
●	Loans. Loans held for sale portfolio amounted to $12.6 million and $9.5 million at March 31, 2026 and December 31, 2025, respectively. Sales of these loans provide an additional source of liquidity for the Company.
●	Commitments. The Company was committed to advance approximately $460.6 million to its borrowers as of March 31, 2026, compared to $508.5 million at December 31, 2025. At March 31, 2026, $204.9 million of these commitments expire within one year, compared to $270.3 million at December 31, 2025. The Company had $6.9 million and $5.9 million in standby letters of credit at March 31, 2026 and December 31, 2025, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.
●	Deposits. As of March 31, 2026, deposits included $449.6 million of government deposits, as compared to $444.9 million at year end 2025. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Within this portfolio the average deposit size was $8.0 million as of March 31, 2026.
●	Borrowed Funds. Total FHLB borrowings amounted to $248.3 million and $255.8 million as of March 31, 2026 and December 31, 2025, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At March 31, 2026, pledging provided an additional $108.5 million in borrowing potential from the FHLB, $282.2 million from the FRB and $20.0 million from other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB. As of March 31, 2026, total available funding plus cash on hand represented 124.4% of uninsured or uncollateralized deposits.

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp, Inc. and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of March 31, 2026, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

See Note 10 to the accompanying Consolidated Financial Statements for more information regarding Regulatory Capital.

Shareholders’ Equity

Repurchase Plan

On August 1, 2024, the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. For the quarter ended March 31, 2026, a total of 6,616 shares were repurchased at a weighted average price of $49.01, leaving 562 thousand shares available for repurchase. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

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

ITEM 3         Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2026, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4         Controls and Procedures

a)	The Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)	No significant change in the Company’s internal control over financial reporting has occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

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

ITEM 1A         Risk Factors

Information regarding this item as of March 31, 2026 appears under the heading, “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2025.

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

See the discussion under the heading “Shareholders Equity - Repurchase Plan” under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3          Defaults upon Senior Securities – None

ITEM 4          Mine Safety Disclosures - N/A

ITEM 5          Other Information – None

ITEM 6          Exhibits

(a) Exhibits		Description
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of President Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.3	Certification of Chief Financial Officer Pursuant to Rule 13a 14(a) or Rule 15d 14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification of Chief Executive Officer, President and Chief Financial Officer Pursuant to Rule 13a 14(b) or Rule 15d 14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10-Q

Exhibit No.	Description
31.1	Exhibit 31.1-Certification of James A. Hughes. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2-Certification of George Boyan. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Exhibit 31.3-Certification of James Davies. Required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1-Certification of James A. Hughes, George Boyan and James Davies. Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101.INS	Inline XBRL Instance Document
**101.SCH	Inline XBRL Taxonomy Extension Schema Document
**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	May 7, 2026	/s/ James Davies
James Davies
First Senior Vice President and Chief Financial Officer