Form 10-Q
period 2026-06-30
UNITY BANCORP INC /NJ/
filed 2026-08-06
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Registrant’s telephone number, including area code (800) 618‑2265

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b‑2 of the Exchange Act: Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of July 31, 2026 common stock, no par value: 10,042,578 shares outstanding.

PART I CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$28,267	$19,841
Interest-bearing deposits	222,054	196,678
Cash and cash equivalents	250,321	216,519
Securities:
Debt securities available for sale (“AFS”), at fair value (amortized cost of $68,814 and $72,474 at June 30, 2026 and December 31, 2025, respectively)	67,221	70,870
Debt securities held to maturity (“HTM”), at amortized cost	37,707	36,576
Equity securities with readily determinable fair values	14,372	16,569
Total securities	119,300	124,015
Loans:
Loans held for sale	9,458	9,490
SBA loans held for investment	35,816	34,259
Commercial loans	1,649,252	1,518,032
Commercial construction loans	128,628	147,215
Residential mortgage loans	668,502	677,221
Consumer loans	94,757	85,219
Residential construction loans	96,081	73,277
Total loans	2,682,494	2,544,713
Allowance for credit losses	(34,551)	(32,342)
Net loans	2,647,943	2,512,371
Premises and equipment, net	17,878	18,022
Bank owned life insurance (“BOLI”)	26,977	26,547
Deferred tax assets, net	15,975	14,640
Federal Home Loan Bank (“FHLB”) stock	17,401	14,314
Accrued interest receivable	12,988	12,896
Goodwill	1,516	1,516
Other real estate owned (“OREO”)	1,472	1,472
Prepaid expenses and other assets	82,542	24,340
Total assets	$3,194,313	$2,966,652
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$487,132	$465,596
Interest-bearing demand	380,473	369,131
Savings	566,649	535,044
Brokered deposits	301,525	274,203
Time deposits	726,770	680,087
Total deposits	2,462,549	2,324,061
Borrowed funds	316,123	255,774
Subordinated debentures	10,310	10,310
Accrued interest payable	2,758	2,138
Accrued expenses and other liabilities	30,760	28,738
Total liabilities	2,822,500	2,621,021
Shareholders’ equity:
Preferred Stock	—	—
Common stock	106,701	105,892
Retained earnings	269,486	243,935
Treasury stock	(3,425)	(3,101)
Accumulated other comprehensive loss	(949)	(1,095)
Total shareholders’ equity	371,813	345,631
Total liabilities and shareholders’ equity	$3,194,313	$2,966,652

Common shares at period end
Shares issued	10,116	10,048
Shares outstanding	10,043	9,982
Treasury shares	73	66

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
INTEREST INCOME
Interest-bearing deposits	$455	$487	$1,013	$819
FHLB stock	140	130	274	312
Securities:
Taxable	1,391	1,735	2,800	3,521
Tax-exempt	24	17	42	35
Total securities	1,415	1,752	2,842	3,556
Loans:
SBA loans	840	856	1,684	1,790
Commercial loans	26,509	23,352	51,525	44,666
Commercial construction loans	3,347	2,384	6,385	5,330
Residential mortgage loans	10,411	10,390	21,324	20,337
Consumer loans	1,471	1,491	2,895	2,837
Residential construction loans	2,047	1,758	3,872	3,754
Total loans	44,625	40,231	87,685	78,714
Total interest income	46,635	42,600	91,814	83,401
INTEREST EXPENSE
Interest-bearing demand deposits	2,084	1,898	3,994	3,520
Savings deposits	3,291	2,718	6,451	5,311
Brokered deposits	2,247	1,786	4,513	3,573
Time deposits	6,282	6,560	12,411	12,975
Borrowed funds and subordinated debentures	904	1,081	1,887	2,214
Total interest expense	14,808	14,043	29,256	27,593
Net interest income	31,827	28,557	62,558	55,808
Provision for credit losses, loans	1,040	1,725	2,083	3,083
Provision for credit losses, off-balance sheet	127	136	133	95
Release of credit losses, securities	—	(2,036)	—	(2,036)
Net interest income after provision for credit losses	30,660	28,732	60,342	54,666
NONINTEREST INCOME
Branch fee income	612	465	1,101	912
Service and loan fee income	657	536	1,570	1,400
Gain on sale of SBA loans held for sale, net	213	163	640	302
Gain on sale of mortgage loans, net	406	435	905	603
BOLI income	213	183	430	334
Net security (losses) gains	(643)	3,600	(725)	3,551
Other income	463	433	876	814
Total noninterest income	1,921	5,815	4,797	7,916
NONINTEREST EXPENSE
Compensation and benefits	8,669	8,160	17,342	16,062
Processing and communications	1,131	980	2,277	1,966
Occupancy	842	809	1,829	1,689
Furniture and equipment	831	787	1,546	1,533
Professional services	456	350	944	714
Advertising	442	456	835	847
Loan related expenses	396	265	868	311
Deposit insurance	300	313	600	554
Director fees	270	265	530	760
Other expenses	592	634	1,230	1,194
Total noninterest expense	13,929	13,019	28,001	25,630
Income before provision for income taxes	18,652	21,528	37,138	36,952
Provision for income taxes	4,180	5,037	8,378	8,863
Net income	$14,472	$16,491	$28,760	$28,089
Net income per common share – Basic	$1.44	$1.64	$2.87	$2.79
Net income per common share – Diluted	$1.42	$1.61	$2.82	$2.74
Weighted average common shares outstanding – Basic	10,041	10,033	10,026	10,043
Weighted average common shares outstanding – Diluted	10,221	10,212	10,210	10,229

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	June 30, 2026			June 30, 2025
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$18,652	$4,180	$14,472	$21,528	$5,037	$16,491
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains on debt securities arising during the period	160	39	121	33	9	24
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized gains on debt securities available for sale	160	39	121	33	9	24
Cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	51	14	37	(233)	(63)	(170)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(37)	(10)	(27)	(73)	(20)	(53)
Total unrealized gains (losses) on cash flow hedges	88	24	64	(160)	(43)	(117)
Total other comprehensive income (loss)	248	63	185	(127)	(34)	(93)
Total comprehensive income	$18,900	$4,243	$14,657	$21,401	$5,003	$16,398

	For the six months ended
	June 30, 2026			June 30, 2025
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$37,138	$8,378	$28,760	$36,952	$8,863	$28,089
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding gains on debt securities arising during the period	11	3	8	717	176	541
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized gains on debt securities available for sale	11	3	8	717	176	541
Cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	114	31	83	(722)	(197)	(525)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(76)	(21)	(55)	(229)	(63)	(166)
Total unrealized gains (losses) on cash flow hedges	190	52	138	(493)	(134)	(359)
Total other comprehensive income	201	55	146	224	42	182
Total comprehensive income	$37,339	$8,433	$28,906	$37,176	$8,905	$28,271

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	loss (income)	equity
Balance, December 31, 2025	9,982	$105,892	$243,935	$(3,101)	$(1,095)	$345,631
Net income	—	—	14,288	—	—	14,288
Other comprehensive loss, net of tax	—	—	—	—	(39)	(39)
Dividends on common stock ($0.16 per share)	1	60	(1,603)	—	—	(1,543)
Share-based compensation (1)	65	82	—	—	—	82
Treasury stock purchased, at cost	(7)	—	—	(324)	—	(324)
Balance, March 31, 2026	10,041	$106,034	$256,620	$(3,425)	$(1,134)	$358,095
Net income	—	—	14,472	—	—	14,472
Other comprehensive income, net of tax	—	—	—	—	185	185
Dividends on common stock ($0.16 per share)	1	29	(1,606)	—	—	(1,577)
Share-based compensation (1)	1	638	—	—	—	638
Balance, June 30, 2026	10,043	$106,701	$269,486	$(3,425)	$(949)	$371,813

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2024	10,026	$103,936	$227,331	$(33,577)	$(2,107)	$295,583
Net income	—	—	11,598	—	—	11,598
Other comprehensive income, net of tax	—	—	—	—	275	275
Dividends on common stock ($0.14 per share)	1	56	(1,411)	—	—	(1,355)
Share-based compensation (1)	49	41	—	—	—	41
Balance, March 31, 2025	10,076	$104,033	$237,518	$(33,577)	$(1,832)	$306,142
Net income	—	—	16,491	—	—	16,491
Other comprehensive loss, net of tax	—	—	—	—	(93)	(93)
Dividends on common stock ($0.14 per share)	1	53	(1,403)	—	—	(1,350)
Share-based compensation (1)	5	588	—	—	—	588
Treasury stock purchased, at cost	(50)	—	—	(1,938)	—	(1,938)
Balance, June 30, 2025	10,032	$104,674	$252,606	$(35,515)	$(1,925)	319,840

(1)
Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2026	2025
OPERATING ACTIVITIES:
Net income	$28,760	$28,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	2,083	3,083
Release of credit losses, securities	—	(2,036)
Net accretion of purchase premiums and discounts on securities	(160)	(36)
Depreciation and amortization	915	977
Deferred income tax benefit	(1,389)	(719)
Net security losses (gains)	725	(3,551)
Stock compensation expense	1,136	1,029
Gain on sale of mortgage loans held for sale, net	(905)	(603)
Gain on sale of SBA loans held for sale, net	(640)	(302)
Origination of mortgage loans held for sale	(31,466)	(23,572)
Origination of SBA loans held for sale	(3,658)	(3,300)
Proceeds from sale of mortgage loans held for sale	32,371	24,175
Proceeds from sale of SBA loans held for sale	4,298	3,602
BOLI income	(430)	(334)
Net change in other assets and liabilities	(55,466)	(33,064)
Net cash used by operating activities	(23,826)	(6,562)
INVESTING ACTIVITIES
Purchases of securities held to maturity	(986)	—
Purchases of equity securities	(534)	(501)
Purchases of AFS securities	(6,000)	(10,500)
Purchase of FHLB stock, at cost, net	(3,087)	(7,223)
Maturities, calls, and principal payments on HTM securities	—	4,893
Maturities, calls, and principal payments on AFS securities	9,489	10,643
Proceeds from sales on AFS securities	—	998
Proceeds from sales of equity securities	2,191	6,490
Net increase in loans	(137,904)	(123,088)
Purchases of premises and equipment	(519)	(466)
Net cash used in investing activities	(137,350)	(118,754)
FINANCING ACTIVITIES
Net increase in deposits	138,488	87,053
Proceeds from short-term borrowings, net	70,025	135,400
(Repayments of) proceeds from long-term borrowings, net	(9,676)	21,203
(Shares withheld for taxes), net of proceeds from stock option exercises	(415)	(400)
Dividends on common stock	(3,120)	(2,707)
Purchase of treasury stock, including excise tax accrual	(324)	(1,938)
Net cash provided by financing activities	194,978	238,611
Increase in cash and cash equivalents	33,802	113,295
Cash and cash equivalents, beginning of year	216,519	180,438
Cash and cash equivalents, end of period	$250,321	$293,733
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$28,637	$27,830
Income taxes paid	4,690	8,071
Noncash activities:
Capitalization of servicing rights	178	106

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

June 30, 2026

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10‑Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of Management, are necessary for the fair presentation of interim results. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10‑Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. The Company continues to operate as a single reportable segment as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income	$14,472	$16,491	$28,760	$28,089
Weighted average common shares outstanding - Basic	10,041	10,033	10,026	10,043
Plus: Potential dilutive common stock equivalents	180	179	184	186
Weighted average common shares outstanding - Diluted	10,221	10,212	10,210	10,229
Net income per common share - Basic	$1.44	$1.64	$2.87	$2.79
Net income per common share - Diluted	1.42	1.61	2.82	2.74
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025, net of tax:

	For the three months ended June 30, 2026
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains	gains (losses) from	comprehensive
(In thousands)	on securities	cash flow hedges	(loss) income
Balance, beginning of period	$(1,328)	$194	$(1,134)
Other comprehensive income before reclassifications	121	37	158
Less: amounts reclassified from accumulated other comprehensive income	—	(27)	(27)
Period change	121	64	185
Balance, end of period	$(1,207)	$258	$(949)

	For the three months ended June 30, 2025
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	loss
Balance, beginning of period	$(2,136)	$304	$(1,832)
Other comprehensive income (loss) before reclassifications	24	(170)	(146)
Less: amounts reclassified from accumulated other comprehensive loss	—	(53)	(53)
Period change	24	(117)	(93)
Balance, end of period	$(2,112)	$187	$(1,925)

	For the six months ended June 30, 2026
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	(loss) income
Balance, beginning of period	$(1,215)	$120	$(1,095)
Other comprehensive income before reclassifications	8	83	91
Less: amounts reclassified from accumulated other comprehensive loss	—	(55)	(55)
Period change	8	138	146
Balance, end of period	$(1,207)	$258	$(949)

	For the six months ended June 30, 2025
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	(loss) income
Balance, beginning of period	$(2,653)	$546	$(2,107)
Other comprehensive income (loss) before reclassifications	541	(525)	16
Less: amounts reclassified from accumulated other comprehensive loss	—	(166)	(166)
Period change	541	(359)	182
Balance, end of period	$(2,112)	$187	$(1,925)

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

As of June 30, 2026, the fair value of the Company’s AFS debt securities portfolio was $67.2 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at June 30, 2026. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at June 30, 2026. The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

Equity Securities

As of June 30, 2026, the fair value of the Company’s equity securities portfolio was $14.4 million. All of the Company’s equity marketable securities were classified as Level 1 assets at June 30, 2026.

The following table presents a reconciliation of the Level 3 securities measured at fair value on a recurring basis for the six months ended June 30, 2026 and 2025:

	For the six months ended
	June 30, 2026		June 30, 2025
(In thousands)	Corporate Debt	Restricted Stock	Corporate Debt	Restricted Stock
Balance of recurring Level 3 assets at January 1	$6,708	$3,480	$6,488	$—
Activity
Transfers from corporate debt to restricted stock	—	—	(1,375)	1,375
Release of valuation allowance	—	—	411	1,625
Transfers from restricted stock to unrestricted equity securities categorized as Level 1	—	(3,480)	—	(3,000)
Unrealized holding (losses) gains included in other comprehensive income	(55)	—	27	—
Unrealized holding losses included in net income	(185)	—	—	—
Balance of recurring Level 3 assets at June 30	$6,468	$—	$5,551	$—

Interest Rate Swap Agreements

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

There were no material changes in the inputs or methodologies used to determine fair value during the period ended June 30, 2026, as compared to the periods ended December 31, 2025 and June 30, 2025.

The tables below present the balances of assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements at June 30, 2026
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at	for Identical	Observable	Unobservable
(In thousands)	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$4,965	$—	$4,965	$—
State and political subdivisions	149	—	149	—
Residential mortgage-backed securities	11,147	—	11,147	—
Asset backed securities	19,016	—	19,016	—
Corporate and other securities	31,944	—	25,476	6,468
Total debt securities available for sale	$67,221	$—	$60,753	$6,468

Equity securities, at fair value	$14,372	$14,372	$—	$—
Total equity securities	$14,372	$14,372	$—	$—

Interest rate swap agreements	$346	$—	$346	$—
Total swap agreements	$346	$—	$346	$—

	Fair value Measurements at December 31, 2025
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at	for Identical	Observable	Unobservable
(In thousands)	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$4,969	$—	$4,969	$—
State and political subdivisions	159	—	159	—
Residential mortgage-backed securities	11,752	—	11,752	—
Asset backed securities	22,000	—	22,000	—
Corporate and other securities	31,990	—	25,282	6,708
Total debt securities available for sale	$70,870	$—	$64,162	$6,708

Equity securities, at fair value	$16,569	$13,089	$—	$3,480
Total equity securities	$16,569	$13,089	$—	$3,480

Interest rate swap agreements	$157	$—	$157	$—
Total swap agreements	$157	$—	$157	$—

There were no liabilities measured on a recurring basis as of June 30, 2026 or December 31, 2025.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at December 31, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$3,376	$—	$—	$3,376

There were no assets or liabilities measured on a non-recurring basis as of June 30, 2026.

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

The allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At June 30, 2026, there was no allowance for individually evaluated loans, compared to $0.1 million at December 31, 2025.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of June 30, 2026 and December 31, 2025 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$37,707	$—	$31,367	$—
Loans held for sale	9,458	—	9,776	—
Loans, net of allowance for credit losses	2,638,485	—	2,603,018	—
Financial liabilities:
Deposits	2,462,549	—	2,459,277	—
Borrowed funds and subordinated debentures	326,433	—	326,251	—

	December 31, 2025
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,576	$—	$30,405	$—
Loans held for sale	9,490	—	10,041	—
Loans, net of allowance for credit losses	2,502,881	—	2,466,691	3,376
Financial liabilities:
Deposits	2,324,061	—	2,322,637	—
Borrowed funds and subordinated debentures	266,084	—	266,769	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at June 30, 2026 and December 31, 2025:

	June 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$5,000	$—	$(35)	$4,965
State and political subdivisions	168	—	(19)	149
Residential mortgage-backed securities	12,227	25	(1,105)	11,147
Asset backed securities	19,000	17	(1)	19,016
Corporate and other securities	32,419	411	(886)	31,944
Total debt securities available for sale	$68,814	$453	$(2,046)	$67,221
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,899)	$24,101
State and political subdivisions	2,319	58	(7)	2,370
Residential mortgage-backed securities	7,388	—	(2,492)	4,896
Total debt securities held to maturity	$37,707	$58	$(6,398)	$31,367

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$5,000	$—	$(31)	$4,969
State and political subdivisions	185	—	(26)	159
Residential mortgage-backed securities	12,702	27	(977)	11,752
Asset backed securities	22,001	11	(12)	22,000
Corporate and other securities	32,586	314	(910)	31,990
Total debt securities available for sale	$72,474	$352	$(1,956)	$70,870
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,812)	$24,188
State and political subdivisions	1,299	42	—	1,341
Residential mortgage-backed securities	7,277	—	(2,401)	4,876
Total debt securities held to maturity	$36,576	$42	$(6,213)	$30,405

There was no provision or release for credit losses on securities for the three and six months ended June 30, 2026, compared to $2.0 million release on credit losses for six months ended June 30, 2025. During the three months ended June 30, 2026, the Company entered into a modification agreement with a borrower experiencing financial difficulty. The Company holds $2.0 million par of the original senior debt security. A $185 thousand loss was recognized through Net Securities Gains (Losses) in the Consolidated Statements of Income during the three months ended March 31, 2026 as the Company has plans to sell the security.

The contractual maturities of AFS and HTM debt securities at June 30, 2026 are set forth in the following table. Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be prepaid without any penalties. Therefore, residential mortgage-backed securities are not included in the maturity categories in the following summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year	$7,000	$6,966
Due after one year through five years	13,063	12,729
Due after five years through ten years	22,356	22,222
Due after ten years	14,168	14,157
Residential mortgage-backed securities	12,227	11,147
Total	$68,814	$67,221
Held to maturity:
Due in one year	$986	$979
Due after one year through five years	3,000	2,983
Due after five years through ten years	4,000	3,556
Due after ten years	22,333	18,953
Residential mortgage-backed securities	7,388	4,896
Total	$37,707	$31,367

Actual maturities of AFS and HTM debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to scheduled maturity without penalty.

The fair value of debt securities in an unrealized loss position, categorized by the length of time each security has been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025, is as follows:

	June 30, 2026
	Less than 12 months		12 months and greater		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$4,965	$(35)	$4,965	$(35)
State and political subdivisions	—	—	149	(19)	149	(19)
Residential mortgage-backed securities	—	—	11,043	(1,105)	11,043	(1,105)
Asset backed securities	3,999	(1)	—	—	3,999	(1)
Corporate and other securities	1,994	(6)	10,218	(880)	12,212	(886)
Total temporarily impaired AFS securities	$5,993	$(7)	$26,375	$(2,039)	$32,368	$(2,046)
Held to maturity:
U.S. Government sponsored entities	$3,971	$(30)	$20,131	$(3,869)	$24,101	$(3,899)
State and political subdivisions	979	(7)	—	—	979	(7)
Residential mortgage-backed securities	—	—	4,896	(2,492)	4,896	(2,492)
Total temporarily impaired HTM securities	$4,950	$(37)	$25,027	$(6,361)	$29,976	$(6,398)

	December 31, 2025
	Less than 12 months		12 months and greater		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$4,969	$(31)	$4,969	$(31)
State and political subdivisions	—	—	159	(26)	159	(26)
Residential mortgage-backed securities	—	—	11,625	(977)	11,625	(977)
Asset backed securities	9,988	(12)	—	—	9,988	(12)
Corporate and other securities	2,483	(18)	9,681	(892)	12,164	(910)
Total temporarily impaired AFS securities	$12,471	$(30)	$26,434	$(1,926)	$38,905	$(1,956)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$24,188	$(3,812)	$24,188	$(3,812)
Residential mortgage-backed securities	—	—	4,876	(2,401)	4,876	(2,401)
Total temporarily impaired HTM securities	$—	$—	$29,064	$(6,213)	$29,064	$(6,213)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At June 30, 2026, there was $0.7 million of accrued interest on securities. At December 31, 2025, there was $0.8 million of accrued interest on securities.

Securities with a carrying value of $67.0 million and $69.2 million at June 30, 2026 and December 31, 2025, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowed against at June 30, 2026 and December 31, 2025.

Realized Gains and Losses on Debt Securities

Net realized gains (losses) on debt securities are included in noninterest income in the Consolidated Statements of Income as net security gains (losses). There were no gains or losses on sales of AFS debt securities during the three and six months ended June 30, 2026 compared to a $11 thousand loss on AFS debt securities during the six months ended June 30, 2025 and no loss during the three months ended June 30, 2025. There were no realized gains or losses on HTM debt securities during the three and six months ended June 30, 2026 and 2025.

Equity Securities

Included in this category are Community Reinvestment Act (“CRA”) investments and the Company’s current other equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interests in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Net unrealized (losses) gains occurring during the period on equity securities	$(779)	$91	$(1,283)	$53
Net gains recognized during the period on equity securities sold during the period	136	3,509	743	3,509
(Losses) gains recognized during the reporting period on equity securities	$(643)	$3,600	$(540)	$3,562

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees and deferred costs and excluding the allowance for credit losses as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
SBA loans held for investment	35,816	34,259
Commercial loans
SBA 504	44,353	43,802
Commercial & industrial	191,787	183,163
Commercial real estate[2]	1,413,112	1,291,067
Commercial construction loans	128,628	147,215
Residential mortgage loans	668,502	677,221
Consumer loans
Home equity	92,175	82,488
Consumer other	2,582	2,731
Residential construction loans	96,081	73,277
Total loans held for investment	$2,673,036	$2,535,223
Loans held for sale[1]	9,458	9,490
Total loans	$2,682,494	$2,544,713

1Loans held for sale included SBA and residential mortgage loans of $2.9 million and $6.6 million as of June 30, 2026, respectively. Loans held for sale included SBA and residential mortgage loans of $8.0 million and $1.5 million as of December 31, 2025, respectively.

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

Commercial and Commercial Construction Loans: Commercial credit is extended primarily to middle market and small business customers. Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Loans will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

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

The following tables set forth an aging analysis of past due and nonaccrual loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026
			90+ days
	30‑59 days	60‑89 days	and still		Total
(In thousands)	past due	past due	accruing	Nonaccrual	past due	Current	Total loans
SBA loans held for investment	$—	$853	$—	$1,616	$2,469	$33,347	$35,816
Commercial loans
SBA 504	—	—	—	—	—	44,353	44,353
Commercial & industrial	3	—	—	211	214	191,573	191,787
Commercial real estate	5,470	1,380	—	17,532	24,382	1,300,358	1,324,740
Commercial other	—	—	—	—	—	88,373	88,373
Commercial real estate construction	—	—	—	—	—	128,628	128,628
Residential mortgage loans	8,711	1,888	—	10,290	20,889	647,613	668,502
Consumer loans
Home equity	3,918	207	—	2,926	7,051	85,124	92,175
Consumer other	2	—	—	—	2	2,580	2,582
Residential construction loans	—	—	—	442	442	95,639	96,081
Total loans held for investment	18,104	4,328	—	33,017	55,449	2,617,587	2,673,036
Loans held for sale	—	—	—	—	—	9,458	9,458
Total loans	$18,104	$4,328	$—	$33,017	$55,449	$2,627,045	$2,682,494

	December 31, 2025
			90+ days
	30‑59 days	60‑89 days	and still		Total
(In thousands)	past due	past due	accruing	Nonaccrual	past due	Current	Total loans
SBA loans held for investment	$730	$68	$—	$1,751	$2,549	$31,710	$34,259
Commercial loans
SBA 504	—	—	—	—	—	43,802	43,802
Commercial & industrial	401	—	—	1,240	1,641	181,522	183,163
Commercial real estate	6,463	150	—	17,233	23,846	1,168,535	1,192,381
Commercial other	—	—	—	—	—	98,686	98,686
Commercial construction loans	—	—	—	—	—	147,215	147,215
Residential mortgage loans	8,538	7,568	—	8,173	24,279	652,942	677,221
Consumer loans
Home equity	2,507	240	—	1,268	4,015	78,473	82,488
Consumer other	4	—	—	—	4	2,727	2,731
Residential construction loans	—	—	—	171	171	73,106	73,277
Total loans held for investment	18,643	8,026	—	29,836	56,505	2,478,718	2,535,223
Loans held for sale	—	—	—	—	—	9,490	9,490
Total loans	$18,643	$8,026	$—	$29,836	$56,505	$2,488,208	$2,544,713

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At June 30, 2026 and December 31, 2025, there was $12.1 million and $12.0 million of accrued interest on loans, respectively.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s Current Expected Credit Losses (“CECL”) evaluation with the associated allowance amount, if applicable, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,704	$1,616	$—
Commercial loans
Commercial & industrial	543	211	—
Commercial real estate	17,627	17,532	—
Total commercial loans	18,170	17,743	—
Residential mortgage loans	10,336	10,290	—
Consumer loans
Home equity	3,164	2,926	—
Total consumer loans	3,164	2,926	—
Residential construction loans	487	442	—
Total individually evaluated loans with no related allowance	34,861	33,017	—

Total individually evaluated loans:
SBA loans held for investment	2,704	1,616	—
Commercial loans
Commercial & industrial	543	211	—
Commercial real estate	17,627	17,532	—
Total commercial loans	18,170	17,743	—
Residential mortgage loans	10,336	10,290	—
Consumer loans
Home equity	3,164	2,926	—
Total consumer loans	3,164	2,926	—
Residential construction loans	487	442	—
Total individually evaluated loans	$34,861	$33,017	$—

As of June 30, 2026, there was no allowance for credit losses on individually evaluated loans based upon the valuation of the collateral securing each loan.

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

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of June 30, 2026 and December 31, 2025, respectively, as well as gross write-offs for the six months ended June 30, 2026 and the twelve months ended December 31, 2025:

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year, June 30, 2026						Loans
(In thousands)	2026	2025	2024	2023	2022	2021 and Earlier	Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$3,539	$2,607	$1,997	$1,044	$6,734	$17,282	$—	$33,203
Special Mention	—	—	—	—	282	737	—	1,019
Substandard	—	—	—	151	1,443	—	—	1,594
Total SBA loans held for investment	$3,539	$2,607	$1,997	$1,195	$8,459	$18,019	$—	$35,816
SBA loans held for investment
Current-period gross writeoffs	$—	$—	$—	$—	$50	$—	$—	$50

Commercial loans
Risk Rating:
Pass	$136,302	$294,389	$176,450	$138,316	$275,029	$480,977	$108,905	$1,610,368
Special Mention	—	1,110	163	1,324	11,733	7,125	—	21,455
Substandard	—	—	9,893	80	—	7,456	—	17,429
Total commercial loans	$136,302	$295,499	$186,506	$139,720	$286,762	$495,558	$108,905	$1,649,252
Commercial loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$140	$—	$140

Commercial construction loans
Risk Rating:
Pass	$5,119	$71,599	$29,969	$—	$11,610	$5,655	$4,676	$128,628
Total commercial construction loans	$5,119	$71,599	$29,969	$—	$11,610	$5,655	$4,676	$128,628
Commercial construction loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk Rating:
Performing	$58,244	$136,966	$59,957	$42,040	$175,912	$185,093	$—	$658,212
Nonperforming	—	—	—	1,250	5,432	3,608	—	10,290
Total residential mortgage loans	$58,244	$136,966	$59,957	$43,290	$181,344	$188,701	$—	$668,502
Residential mortgage loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans
Risk Rating:
Performing	$10,713	$7,854	$4,239	$1,522	$2,237	$6,592	$58,674	$91,831
Nonperforming	—	—	917	—	—	1,954	55	2,926
Total consumer loans	$10,713	$7,854	$5,156	$1,522	$2,237	$8,546	$58,729	$94,757
Consumer loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$10	$—	$10

Residential construction
Risk Rating:
Pass	$32,630	$48,557	$10,976	$—	$—	$3,308	$—	$95,471
Special Mention	—	—	484	—	—	—	—	484
Substandard	—	—	—	—	—	126	—	126
Total residential construction loans	$32,630	$48,557	$11,460	$—	$—	$3,434	$—	$96,081
Residential construction
Current-period gross writeoffs	$—	$—	$—	$—	$—	$40	$—	$40

Total loans held for investment	$246,547	$563,082	$295,045	$185,727	$490,412	$719,913	$172,310	$2,673,036

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year, December 31, 2025						Loans
(In thousands)	2025	2024	2023	2022	2021	2020 and Earlier	Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,719	$3,311	$1,155	$5,663	$6,339	$11,751	$—	$30,938
Special Mention	—	—	711	283	351	311	—	1,656
Substandard	—	—	172	1,493	—	—	—	1,665
Total SBA loans held for investment	$2,719	$3,311	$2,038	$7,439	$6,690	$12,062	$—	$34,259
SBA loans held for investment
Current-period gross writeoffs	$—	$—	$61	$535	$323	$11	$—	$930

Commercial loans
Risk Rating:
Pass	$291,258	$148,983	$127,049	$309,072	$137,214	$375,281	$100,978	$1,489,835
Special Mention	—	—	762	536	914	6,460	—	8,672
Substandard	—	9,893	137	—	6,714	2,781	—	19,525
Total commercial loans	$291,258	$158,876	$127,948	$309,608	$144,842	$384,522	$100,978	$1,518,032
Commercial loans
Current-period gross writeoffs	$—	$—	$—	$—	$1	$101	$—	$102

Commercial construction loans
Risk Rating:
Pass	$58,495	$55,511	$10,118	$10,003	$—	$5,692	$7,396	$147,215
Total commercial construction loans	$58,495	$55,511	$10,118	$10,003	$—	$5,692	$7,396	$147,215
Commercial construction loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk Rating:
Performing	$147,623	$69,751	$53,816	$197,958	$57,512	$142,388	$—	$669,048
Nonperforming	—	865	—	3,294	944	3,070	—	8,173
Total residential mortgage loans	$147,623	$70,616	$53,816	$201,252	$58,456	$145,458	$—	$677,221
Residential mortgage loans
Current-period gross writeoffs	$—	$—	$—	$—	$312	$231	$—	$543

Consumer loans
Risk Rating:
Performing	$9,647	$4,093	$1,624	$2,404	$390	$7,928	$57,865	$83,951
Nonperforming	—	926	—	—	—	342	—	1,268
Total consumer loans	$9,647	$5,019	$1,624	$2,404	$390	$8,270	$57,865	$85,219
Consumer loans
Current-period gross writeoffs	$—	$—	$—	$11	$71	$30	$—	$112

Residential construction
Risk Rating:
Pass	$46,077	$22,263	$1,773	$—	$595	$2,398	$—	$73,106
Substandard	—	—	—	—	—	171	—	171
Total residential construction loans	$46,077	$22,263	$1,773	$—	$595	$2,569	$—	$73,277
Residential construction
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans held for investment	$555,819	$315,596	$197,317	$530,706	$210,973	$558,573	$166,239	$2,535,223

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the six months ended June 30, 2026 and 2025, respectively:

	Term Extension
	Principal	Percentage
(Dollars in thousands)	Balance	of Loan Class
Commercial loans
Commercial & industrial	72	—
Commercial real estate	373	—
Commercial - other	563	0.6
Balance as of June 30, 2026	$1,008	—%

	Payment Delay		Term Extension		Interest Rate Reduction
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$187	0.5%	$214	0.6%	$—	—%
Commercial loans
Commercial real estate	628	0.1	—	—	1,860	0.2
Residential mortgage loans	1,123	0.2	—	—	—	—
Consumer loans
Home equity	—	—	53	0.1	—	—
Balance as of June 30, 2025	$1,938	0.1%	$267	0.1%	$1,860	0.1%

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. There are no loans that were modified during the twelve months ended June 30, 2026 that were not in compliance with the modified terms.

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

According to the Company’s policy, a loss (“charge-off”) is to be recognized and charged to the allowance for credit losses as soon as a loan is recognized as uncollectible. All credits which are 90 days past due must be analyzed for the Company’s ability to collect on the credit. Once a loss is known to exist, the charge-off approval process is immediately expedited. This charge-off policy is followed for all loan types.

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026
	SBA
(In thousands)	Held for Investment	Commercial	Residential	Consumer	Residential construction	Total
Balance, beginning of period	$1,111	$22,870	$7,523	$795	$1,055	$33,354
Charge-offs	—	—	—	—	—	—
Recoveries	56	95	—	6	—	157
Net recoveries	56	95	—	6	—	157
Provision for (credit to) credit losses charged to expense	59	976	(158)	269	(106)	1,040
Balance, end of period	$1,226	$23,941	$7,365	$1,070	$949	$34,551

	For the three months ended June 30, 2025
	SBA
(In thousands)	Held for Investment	Commercial	Residential	Consumer	Residential construction	Total
Balance, beginning of period	$1,095	$18,640	$6,527	$760	$629	$27,651
Charge-offs	(105)	(100)	(282)	(21)	—	(508)
Recoveries	2	102	—	40	—	144
Net (charge-offs) recoveries	(103)	2	(282)	19	—	(364)
Provision for (credit to) credit losses charged to expense	185	895	671	6	(32)	1,725
Balance, end of period	$1,177	$19,537	$6,916	$785	$597	$29,012

	For the six months ended June 30, 2026
	SBA
(In thousands)	Held for Investment	Commercial	Residential	Consumer	Residential construction	Total
Balance, beginning of period	$785	$22,148	$7,695	$995	$719	$32,342
Charge-offs	(50)	(140)	—	(10)	(40)	(240)
Recoveries	61	188	100	17	—	366
Net recoveries (charge-offs)	11	48	100	7	(40)	126
Provision for (credit to) credit losses charged to expense	430	1,745	(430)	68	270	2,083
Balance, end of period	$1,226	$23,941	$7,365	$1,070	$949	$34,551

	For the six months ended June 30, 2025
	SBA
(In thousands)	Held for Investment	Commercial	Residential	Consumer	Residential construction	Total
Balance, beginning of period	$1,535	$17,361	$6,254	$775	$863	$26,788
Charge-offs	(455)	(102)	(412)	(71)	—	(1,040)
Recoveries	7	107	—	67	—	181
Net (charge-offs) recoveries	(448)	5	(412)	(4)	—	(859)
Provision for (credit to) credit losses charged to expense	90	2,171	1,074	14	(266)	3,083
Balance, end of period	$1,177	$19,537	$6,916	$785	$597	$29,012

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated probable losses. At June 30, 2026 a $0.8 million commitment reserve was reported on the Balance Sheet as “Accrued expenses and other liabilities” and reported in the Consolidated Statements of Income as “Provision for credit losses, off-balance sheet”, compared to $0.7 at December 31, 2025.

Reserve for Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Debt securities available for sale” on the Balance Sheet. At June 30, 2026 and December 31, 2025, there was no reserve for AFS debt securities.

The Company maintains a reserve for credit losses on HTM debt securities at a level that Management believes is adequate to absorb estimated probable losses. At June 30, 2026 and December 31, 2025, no reserve was reported on the Consolidated Balance Sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies or have a long history of no credit losses.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at June 30, 2026 and December 31, 2025, respectively is as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Notional amount	$20,000	$20,000
Fair value	$346	$157
Weighted average pay rate	2.89%	2.89%
Weighted average receive rate	3.64%	4.10%
Weighted average maturity in years	1.7	2.2
Number of contracts	1	1

During the three and six months ended June 30, 2026, the Company received variable rate SOFR payments from and paid fixed rates in accordance with its interest rate swap agreements. At June 30, 2026, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at June 30, 2026 and 2025, respectively:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2026	2025	2026	2025
Gain (loss) recognized in OCI
Gross of tax	$87	$(160)	$189	$(493)
Net of tax	63	(117)	138	(359)
Gain reclassified from AOCI into net income
Gross of tax	37	73	76	229
Net of tax	27	53	55	166

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

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at June 30, 2026 and at December 31, 2025, as if the Company were subject to minimum capital requirements.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2026
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$413,850	15.82%	$209,245	8.00%	$261,556	10.00%
Bank	404,120	15.52	208,351	8.00	260,439	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	371,123	14.19	117,700	4.50	170,012	6.50
Bank	371,530	14.27	117,198	4.50	169,285	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	381,123	14.57	156,934	6.00	209,245	8.00
Bank	371,530	14.27	156,263	6.00	208,351	8.00
Tier 1 capital (to average total assets)
Company Consolidated	381,123	13.17	115,758	4.00	144,697	5.00
Bank	371,530	12.88	115,343	4.00	144,179	5.00

As of December 31, 2025
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$385,054	16.12%	$191,088	8.00%	$238,860	10.00%
Bank	374,667	15.70	190,922	8.00	238,652	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	345,158	14.45	107,487	4.50	155,259	6.50
Bank	344,796	14.45	107,393	4.50	155,124	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	355,158	14.87	143,316	6.00	191,088	8.00
Bank	344,796	14.45	143,191	6.00	190,922	8.00
Tier 1 capital (to average total assets)
Company Consolidated	355,158	12.72	111,698	4.00	139,622	5.00
Bank	344,796	12.39	111,305	4.00	139,131	5.00

*Prompt Corrective Action requirements only apply to the Bank.

NOTE 11. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

Subsequent to June 30, 2026, the Company entered into an agreement to sell the previously disclosed $15.5 million nonaccrual commercial real estate loan. The loan was sold at par and the Company provided 80% financing to the purchaser in the form of a 3-year interest only balloon loan, with the sold loan as collateral. Because the Company retains indirect credit exposure to the transferred asset , the transaction does not qualify for sale accounting under applicable accounting and regulatory guidance. The purchaser is required to keep the taxes and insurance current on the underlying asset, as well as responsibility for prospective foreclosure related litigation expenses.

The 20% cash down payment made by the purchaser reduced nonaccrual loans by $3.1 million. If the purchaser satisfies their obligations in accordance with the agreement, the Company will recognize a $0.4 million discount.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2025 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2025. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10‑Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10‑K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: changes in general, economic and market conditions, including the impact of inflation, tariffs, legislative and regulatory conditions and the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments and the impact of health or other emergencies on our employees, operations and customers.

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

Earnings Summary

Net income totaled $14.5 million, or $1.42 per diluted share for the three months ended June 30, 2026, compared to $16.5 million, or $1.61 per diluted share for the same period in 2025. Return on average assets and return on average common equity for the quarter were 2.01 percent and 15.86 percent, respectively, compared to 2.51 percent and 21.15 percent for the same period in 2025.

Current quarter highlights include:

•
Net interest income increased 11.5 percent compared to the prior year’s quarter, primarily due to the increased volume on loans and decreased cost of time deposits and decreased volume on borrowed funds and subordinated debentures, partially offset by increases in the volume of interest-bearing deposits.
•
Net interest margin equaled 4.56 percent this quarter compared to 4.49 percent in the prior year’s quarter. The increase was primarily due to the increased yield on FHLB stock complemented by decrease in cost of interest-bearing liabilities.
•
The provision for credit losses on loans and off-balance sheet items was $1.2 million for the three months ended June 30, 2026, compared to $1.9 million in provision for credit losses on loans and off-balance sheet items for the prior year’s quarter. The decrease was primarily due to qualitative adjustments.
•
Noninterest income decreased 67.0 percent compared to the prior year’s quarter, primarily because the quarter ended June 30, 2025 included $3.5 million in one-time realized gains from the sale of Patriot National Bancorp, Inc. common stock.
•
Noninterest expense increased 7.0 percent compared to the prior year’s quarter, primarily due to increases in compensation and benefits and processing and communications.
•
The effective tax rate was 22.4 percent compared to 23.4 percent in the prior year’s quarter.

The Company’s performance ratios may be found in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income per common share - Basic (1)	$1.44	$1.64	$2.87	$2.79
Net income per common share - Diluted (2)	$1.42	$1.61	$2.82	$2.74
Return on average assets	2.01%	2.51%	2.02%	2.18%
Return on average equity (3)	15.86%	21.15%	16.11%	18.42%
Dividend payout ratio (4)	11.27%	8.70%	11.35%	10.22%
Average equity to average assets (5)	12.65%	11.85%	12.54%	11.82%

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

During the three months ended June 30, 2026, tax-equivalent net interest income amounted to $31.8 million, an increase of $3.3 million or 11.5 percent when compared to the same period in 2025. The net interest margin increased 7 basis points to 4.56 percent for the three months ended June 30, 2026, compared to 4.49 percent for the same period in 2025.

During the three months ended June 30, 2026, tax-equivalent interest income was $46.6 million, an increase of $4.0 million or 9.5% when compared to the same period in 2025. The increase was mainly driven by increases in balance of loans, partially offset by a decrease in yield on loans.

•
Of the $4.0 million increase in interest income on a tax-equivalent basis, $4.5 million is due to an increase in volume of interest earning assets, partially offset by a decrease of $0.5 million due to decreases in yield on interest earning assets
•
The average volume of interest-earning assets increased $248.7 million to $2.8 billion for the second quarter of 2026 compared to $2.6 billion in 2025. This was due primarily to a $265.2 million increase in average loans and $5.4 million increase in interest-bearing deposits, partially offset by $21.3 million and $0.6 million in securities and FHLB stock, respectively.
•
The yield on total interest-earning assets decreased 2 basis points to 6.68 percent for the three months ended June 30, 2026, when compared to the same period in 2025.The yield on the loan portfolio decreased 2 basis points to 6.73 percent.

Total interest expense was $14.8 million for the three months ended June 30, 2026, an increase of $0.8 million or 5.4 percent when compared to the same period in 2025. The increase was driven by an increase in volume of interest-bearing deposits, partially offset by a decrease in yield on interest-bearing deposits and volume of borrowed funds.

•
The $0.8 increase in interest expense resulted from a $1.4 million increase in volume of average interest-bearing deposits, partially offset by a $0.4 million and $0.2 million decrease in rate paid on interest-bearing deposits and volume of borrowed funds, respectively.

•
The average cost of interest-bearing liabilities decreased 13 basis points to 2.92 percent for the three months ended June 30, 2026 compared to 2025. The cost of interest-bearing deposits decreased 12 basis points to 2.88 percent.
•
Interest-bearing liabilities averaged $2.0 billion during the three months ended June 30, 2026, an increase of $182.0 million compared to the same period in 2025. The increase in interest-bearing liabilities was primarily due to an increase in savings deposits, brokered deposits, interest-bearing demand deposits and time deposits, partially offset by a decrease in borrowed funds.

During the six months ended June 30, 2026, tax-equivalent interest income was $91.8 million, an increase of $8.4 million or 10.1 percent when compared to the same period in 2025. This increase was mainly driven by increases in the average balance of loans offset by a decrease in average balance of securities and yield on loans and securities.

•
Of the $8.4 million increase in interest income on a tax-equivalent basis, $8.9 million was due to the increased average volume of interest-earning assets, offset by $0.5 million due to decreased rate on interest earning assets.
•
The average volume of interest-earning assets increased $261.9 million to $2.8 billion for the second quarter of 2026 compared to $2.5 billion in 2025. This was due primarily to a $267.0 million increase in average loans and $18.2 million increase in interest-bearing deposits. The increase was offset by a $22.9 and $0.4 million decrease in average investments and FHLB stock respectively.
•
The yield on total interest-earning assets decreased 2 basis points to 6.67 percent for the six months ended June 30, 2026, when compared to the same period in 2025. The yield on the loan portfolio decreased 1 basis point to 6.72 percent.

Total interest expense was $29.3 million for the six months ended June 30, 2026, an increase of $1.7 million or 6.0 percent compared to the same period in 2025. This increase was driven by the increased average volume of interest-bearing deposits, partially offset by decreased cost of time deposits and volume of borrowed funds.

•
The $1.7 million increase in interest expense resulted from an increase of $2.9 million in the average volume of interest-bearing deposits, partially offset by a $0.9 million decrease in rate on average interest-bearing liabilities and a $0.3 million decrease in volume of borrowed funds.
•
The average cost of interest-bearing liabilities decreased 12 basis points to 2.92 percent for the six months ended June 30, 2026 compared to 2025. The average cost of interest-bearing deposits decreased 11 basis points to 2.88.
•
Interest-bearing liabilities averaged $2.0 billion during the six months ended June 30, 2026, an increase of $191.2 million, compared to the same period in 2025. The increase in interest-bearing liabilities was primarily due to an increase in savings deposits, brokered deposits, interest-bearing demand deposits and time deposits, partially offset by a decrease in borrowed funds.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	June 30, 2026			June 30, 2025
	Average			Average		Rate/
	Balance	Interest	Rate/Yield	Balance	Interest	Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$49,429	$455	3.69%	$43,985	$487	4.44%
FHLB stock	7,012	140	8.03	7,626	130	6.82
Securities:
Taxable	116,246	1,391	4.78	138,283	1,735	5.02
Tax-exempt	2,197	28	5.17	1,471	20	5.59
Total securities (A)	118,443	1,419	4.79	139,754	1,755	5.02
Loans:
SBA loans	41,163	840	8.16	48,646	856	7.04
Commercial loans	1,566,240	26,509	6.70	1,383,062	23,352	6.68
Commercial construction loans	167,917	3,347	7.89	113,959	2,384	8.28
Residential mortgage loans	669,245	10,411	6.22	658,239	10,390	6.31
Consumer loans	88,833	1,471	6.55	82,265	1,491	7.17
Residential construction loans	90,479	2,047	8.95	72,525	1,758	9.59
Total loans (B)	2,623,877	44,625	6.73	2,358,696	40,231	6.75
Total interest-earning assets	$2,798,761	$46,639	6.68%	$2,550,061	$42,603	6.70%

Noninterest-earning assets:
Cash and due from banks	26,650			21,601
Allowance for credit losses	(33,833)			(28,067)
Other assets	102,359			95,195
Total noninterest-earning assets	95,176			88,729
Total assets	$2,893,937			$2,638,790

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$396,128	$2,084	2.11%	$354,353	$1,898	2.15%
Savings deposits	570,929	3,291	2.31	487,307	2,718	2.24
Brokered deposits	261,454	2,247	3.45	207,128	1,786	3.46
Time deposits	706,984	6,282	3.56	682,426	6,560	3.86
Total interest-bearing deposits	1,935,495	13,904	2.88	1,731,214	12,962	3.00
Borrowed funds and subordinated debentures	95,890	904	3.73	118,166	1,081	3.62
Total interest-bearing liabilities	$2,031,385	$14,808	2.92%	$1,849,380	$14,043	3.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	468,772			442,151
Other liabilities	27,705			34,464
Total noninterest-bearing liabilities	496,477			476,615
Total shareholders' equity	366,075			312,795
Total liabilities and shareholders' equity	$2,893,937			$2,638,790

Net interest spread		$31,831	3.76%		$28,560	3.66%
Tax-equivalent basis adjustment		(4)			(3)
Net interest income		$31,827			$28,557
Net interest margin			4.56%			4.49%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.
(B)
The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

	For the six months ended
	June 30, 2026			June 30, 2025
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$55,393	$1,013	3.69%	$37,161	$819	4.44%
FHLB stock	7,113	274	7.77	7,543	312	8.34
Securities:
Taxable	117,361	2,800	4.77	140,552	3,521	5.01
Tax-exempt	1,843	49	5.34	1,533	38	5.07
Total securities (A)	119,204	2,849	4.78	142,085	3,559	5.01
Loans
SBA loans	41,369	1,684	8.10	49,139	1,790	7.25
Commercial loans	1,547,236	51,525	6.62	1,344,770	44,666	6.61
Commercial construction loans	160,281	6,385	7.92	127,378	5,330	8.32
Residential mortgage loans	673,777	21,324	6.33	649,041	20,337	6.27
Consumer loans	86,448	2,895	6.66	78,730	2,837	7.17
Residential construction loans	85,381	3,872	9.02	78,437	3,754	9.52
Total loans (B)	2,594,492	87,685	6.72	2,327,495	78,714	6.73
Total interest-earning assets	$2,776,202	$91,821	6.67%	$2,514,284	$83,404	6.69%

Noninterest-earning assets:
Cash and due from banks	25,698			22,354
Allowance for credit losses	(33,422)			(27,763)
Other assets	100,634			93,385
Total noninterest-earning assets	92,910			87,976
Total assets	$2,869,112			$2,602,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$390,816	$3,994	2.06%	$348,206	$3,520	2.04%
Savings deposits	567,095	6,451	2.29	491,158	5,311	2.18
Brokered deposits	263,653	4,513	3.45	210,305	3,573	3.43
Time deposits	696,229	12,411	3.59	660,304	12,975	3.96
Total interest-bearing deposits	1,917,793	27,369	2.88	1,709,973	25,379	2.99
Borrowed funds and subordinated debentures	102,027	1,887	3.68	118,648	2,214	3.71
Total interest-bearing liabilities	$2,019,820	$29,256	2.92%	$1,828,621	$27,593	3.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	463,219			433,906
Other liabilities	26,157			32,161
Total noninterest-bearing liabilities	489,376			466,067
Total shareholders’ equity	359,916			307,572
Total liabilities and shareholders’ equity	$2,869,112			$2,602,260

Net interest spread		$62,565	3.75%		$55,811	3.65%
Tax-equivalent basis adjustment		(7)			(3)
Net interest income		$62,558			$55,808
Net interest margin			4.54%			4.48%

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

	For the three months ended June 30, 2026 versus June 30, 2025			For the six months ended June 30, 2026 versus June 30, 2025
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume Mix	Rate	Net	Volume Mix	Rate	Net
Interest income:
Interest-bearing deposits	$56	$(88)	$(32)	$350	$(156)	$194
FHLB stock	(11)	21	10	(18)	(20)	(38)
Securities	(254)	(82)	(336)	(550)	(160)	(710)
Loans	4,720	(326)	4,394	9,167	(196)	8,971
Total interest income	$4,511	$(475)	$4,036	$8,949	$(532)	$8,417
Interest expense:
Demand deposits	$221	$(35)	$186	$438	$36	$474
Savings deposits	485	88	573	859	281	1,140
Brokered deposits	466	(5)	461	919	21	940
Time deposits	235	(513)	(278)	684	(1,248)	(564)
Total interest-bearing deposits	1,407	(465)	942	2,900	(910)	1,990
Borrowed funds and subordinated debentures	(208)	31	(177)	(309)	(18)	(327)
Total interest expense	1,199	(434)	765	2,591	(928)	1,663
Net interest income - fully tax-equivalent	$3,312	$(41)	$3,271	$6,358	$396	$6,754
Increase in tax-equivalent adjustment			(1)			(4)
Net interest income			$3,270			$6,750

Provision for Credit Losses

The provision for credit losses for loans was $1.0 million and $2.1 million during the three and six months ended June 30, 2026, compared to $1.7 million and $3.1 million for the same periods in 2025.

The provision for credit losses for off-balance sheet exposures was $0.1 million for the three and six months ended June 30, 2026 and 2025.

There was no provision for credit losses on securities for the three and six months ended June 30, 2026, compared to a release of $2.0 million for the same periods in 2025.

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

Income Tax Expense

For the quarter ended June 30, 2026, the Company reported income tax expense of $4.2 million for an effective tax rate of 22.4 percent, compared to income tax expense of $5.0 million and an effective tax rate of 23.4 percent for the prior year’s quarter. For the six months ended June 30, 2026, the Company reported income tax expense of $8.4 million for an effective tax rate of 22.6 percent, compared to an income tax expense of $8.9 million and an effective tax rate of 24.0 percent for the six months ended June 30, 2025. During the first quarter of 2026, Unity purchased $5.1 million in federal tax credits, resulting in $0.4 million of tax savings. Furthermore, during the second quarter of 2026, Unity purchased an additional $2.6 million of state tax credits, resulting in $0.2 million of tax savings.

The Company participates in federal and state income tax credit programs. Tax credits are accounted for within the scope of ASC 740 and are reflected as a reduction of income tax expense when the related tax benefit is realized or realizable. Tax credits are recognized in the period when the Company concludes that it has met the more-likely-than-not recognition threshold under ASC 740.

Financial Condition at June 30, 2026

Total assets increased $227.7 million or 7.7 percent, to $3.2 billion at June 30, 2026, when compared to year end 2025. This increase was primarily due to increases of $137.8 million in gross loans, $58.2 million in prepaid expenses and other assets, $33.8 million in cash and cash equivalents and $3.1 million in FHLB stock, partially offset by a decrease of $4.7 million in securities. For the quarter ended June 30, 2026, the increase in prepaid expenses and other assets was primarily driven by $65 million of originated Brokered CDs pending settlements compared to $10 million of originated Brokered CDs pending settlements at year end 2025.

Total shareholders’ equity increased $26.2 million, when compared to year end 2025, primarily due to earnings, partially offset by dividends paid on common stock and the repurchase of shares during the six months ended June 30, 2026.

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

AFS debt securities totaled $67.2 million at June 30, 2026, a decrease of $3.7 million or 5.1 percent, compared to $70.9 million at December 31, 2025. This net decrease was the result of:

•
$9.5 million in principal payments, calls and maturities; and
•
$0.2 million in unrealized losses recognized through earnings;
•
Partially offset by $6.0 million in purchases
•
At June 30, 2026, the portfolio had a net unrealized loss of $1.6 million compared to a net unrealized loss of $1.6 million at December 31, 2025. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.9 years and 5.1 years at June 30, 2026 and December 31, 2025, respectively. The effective duration of AFS debt securities amounted to 1.8 and 1.9 years at June 30, 2026 and December 31, 2025, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $37.7 million at June 30, 2026, an increase of $1.1 or 3.1 percent, compared to $36.6 million at December 31, 2025. This net increase was the result of:

•
$1.0 million in purchases; and
•
$0.1 million in net accretion

The weighted average life of HTM securities, adjusted for prepayments, amounted to 14.1 years and 14.8 years at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the fair value of HTM securities was $31.4 million and $30.4 million respectively. The effective duration of HTM securities amounted to 9.6 years and 10.7 years at June 30, 2026 and December 31, 2025, respectively.

Equity securities are investments carried at fair value that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and to take advantage of market conditions that create economically attractive returns and as an additional source of earnings. Equity securities consist of Community Reinvestment Act (“CRA”) mutual fund investments and the equity holdings of other financial institutions.

Equity securities totaled $14.4 million at June 30, 2026, a decrease of $2.2 million or 13.3 percent, compared to $16.6 million at December 31, 2025. This net decrease was the result of:

•
$2.2 million in sales;
•
$1.3 million in unrealized losses;
•
Partially offset by $0.8 million in realized gains; and
•
$0.5 million in purchases

The unrealized losses are largely due to the Company's investment in Patriot National Bancorp, Inc., of which the Company held approximately 2.2 million shares as of June 30, 2026.

Securities with a carrying value of $67.0 million and $69.2 million at June 30, 2026 and December 31, 2025, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowed against at June 30, 2026 and December 31, 2025.

Approximately 59 percent of the total debt security investment portfolio had a fixed rate of interest at June 30, 2026 compared to 56 percent at June 30, 2025.

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

Total loans increased $137.8 million or 5.4 percent to $2.7 billion at June 30, 2026, compared to year end 2025. Commercial, residential construction, consumer loans and SBA loans increased by $131.2 million, $22.8 million, $9.5 million, and $1.6 million respectively. This was offset by decreases of $18.6 million and $8.7 million in commercial construction and residential mortgage, respectively.

Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio as of June 30, 2026:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
SBA 504	74.4%	1.4%	24.2%	—%
Commercial & industrial	91.1	2.5	4.6	1.8
Commercial mortgage - owner occupied	82.3	8.9	4.5	4.3
Commercial mortgage - nonowner occupied	85.7	6.3	4.2	3.8
Other	84.5	14.6	0.8	—
Commercial construction loans	81.5	7.9	10.2	0.3
Total	84.3%	7.3%	5.1%	3.2%

Average loans increased $267.0 million or 11.5 percent to $2.6 billion for the six months ended June 30, 2026 from $2.3 billion for the same period in 2025. The increase in average loans was due to increases in average commercial, commercial construction, residential mortgage, consumer and residential construction loans, partially offset by decreases in average SBA loans and loans held for sale. The yield on the overall loan portfolio decreased 1 basis point to 6.72 percent for the six months ended June 30, 2026 when compared to the same period in the prior year.

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

SBA loans held for sale, carried at the lower of cost or market, amounted to $2.9 million at June 30, 2026, a decrease of $5.1 million from $8.0 million at December 31, 2025. SBA 7(a) loans held for investment amounted to $35.8 million at June 30, 2026, an increase of $1.5 million from $34.3 million at December 31, 2025. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.10 percent for the six months ended June 30, 2026 compared to 7.25 percent for the same period in the prior year. The Company sold $4.3 million of SBA loans during the six months ended June 30, 2026.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $48.3 million and $49.2 million in SBA loans were sold but serviced by the Bank at June 30, 2026 and December 31, 2025, respectively, and are not included on the Company’s Balance Sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans effect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.6 billion at June 30, 2026, an increase of $131.2 million from year end 2025. The yield on commercial loans was 6.62 percent for the six months ended June 30, 2026, compared to 6.61 percent for the same period in 2025. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. The Commercial Real Estate sub-category includes both owner occupied and non-owner occupied commercial mortgages.

Commercial construction loans amounted to $128.6 million at June 30, 2026, a decrease of $18.6 million from the $147.2 million at 2025. The yield on commercial construction loans was 7.92 percent for the six months ended June 30, 2026, compared to 8.32 percent for the same period in 2025.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $668.5 million at June 30, 2026, a decrease of $8.7 million from year end 2025. Sales of conforming mortgage loans totaled $32.4 million for the six months ended June 30, 2026, compared to sales of $48.7 million in the prior year period. The yield on residential mortgages was 6.33 percent for the six months ended June 30, 2026, compared to 6.27 percent for the same period in 2025. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $94.8 million at June 30, 2026, an increase of $9.5 million from year end 2025. The yield on consumer loans was 6.66 percent for the six months ended June 30, 2026, compared to 7.17 percent for the same period in 2025.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $96.1 million at June 30, 2026, an increase of $22.8 million from year end 2025. The yield on residential construction loans was 9.02 percent for the six months ended June 30, 2026, compared to 9.52 percent for the same period in 2025.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At June 30, 2026 and December 31, 2025, approximately 96 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of June 30, 2026 and December 31, 2025:

In thousands, except percentages	June 30, 2026%		December 31, 2025%
Loans held for sale	$9,458	0.4%	$9,490	0.4%
SBA loans	35,816	1.3%	34,259	1.3%
Commercial loans
SBA 504	44,353	1.7%	43,802	1.7%
Commercial & industrial	191,787	7.2%	183,163	7.2%
Commercial mortgage - owner occupied	706,609	26.3%	660,427	26.0%
Commercial mortgage - nonowner occupied	618,130	23.0%	531,954	20.9%
Other	88,373	3.3%	98,686	3.9%
Total commercial loans	1,649,252	61.5%	1,518,032	59.7%
Commercial construction loans	128,628	4.8%	147,215	5.8%
Residential mortgage loans
Primary residence	466,521	17.4%	472,482	18.6%
Secondary residence	70,795	2.6%	71,656	2.8%
Investor property	131,186	4.9%	133,083	5.2%
Total residential mortgage loans	668,502	24.9%	677,221	26.6%
Consumer loans
Home equity	92,175	3.4%	82,488	3.2%
Consumer other	2,582	0.1%	2,731	0.1%
Total consumer loans	94,757	3.5%	85,219	3.3%
Residential construction loans	96,081	3.6%	73,277	2.9%
Total gross loans	$2,682,494	100.0%	$2,544,713	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonaccrual loans were $33.0 million at June 30, 2026, a $3.2 million increase from $29.8 million at December 31, 2025 and a $17.2 million increase from $15.8 million at June 30, 2025, respectively. Since year end 2025, nonaccrual loans in the residential mortgage, consumer and residential construction segments increased, offset by a decrease in nonaccrual loans in the commercial and SBA segments. In addition, there were no loans past due 90 days or more and still accruing interest at June 30, 2026 and December 31, 2025, compared to $2.9 million at June 30, 2025.

The following table set forth an analysis of nonaccrual loans as of June 30, 2026 based off of geographical location:

			Residential		Residential
(in thousands)	SBA	Commercial	Mortgage	Consumer	Construction	Total
Ending balance:
New Jersey	$1,084	$17,743	$7,080	$2,871	$442	$29,220
New York	451	—	583	—	—	1,034
Pennsylvania	—	—	2,628	55	—	2,682
Other	81	—	—	—	—	81
Total	$1,616	$17,743	$10,291	$2,926	$442	$33,017

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $22.6 million at June 30, 2026, an increase of $11.1 million from $11.5 million at December 31, 2025.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses on loans totaled $34.6 million at June 30, 2026, compared to $32.3 million at December 31, 2025 and $29.0 million at June 30, 2025, with a resulting allowance to total loan ratio of 1.29 percent at June 30, 2026, compared to 1.27 percent at December 31, 2025 and 1.22 percent at June 30, 2025. Net recoveries amounted to $0.1 million for the six months ended June 30, 2026, compared to net charge-offs of $0.9 million for the same period in 2025. As of June 30, 2026, there was no allowance for credit losses on individually evaluated loans based upon the valuation of the collateral securing each loan.

The Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in Other liabilities. At June 30, 2026, the commitment reserve totaled $0.8 million, compared to $0.7 million at December 31, 2025.

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

Total deposits increased $138.5 million to $2.5 billion at June 30, 2026 from year end 2025. This increase was due to increases of $46.7 million in time deposits, $31.6 million in savings deposits, $27.3 million in brokered deposits, $21.5 million in non-interest bearing demand deposits and $11.3 million in interest-bearing demand deposits. The change in the composition of the portfolio from December 31, 2025 reflects a 10.0 percent increase in brokered deposits, a 6.9 percent increase in time deposits, a 5.9 percent increase in savings deposits, a 4.6 percent increase in non-interest bearing demand deposits and a 3.1 percent increase in interest-bearing demand deposits.

As of June 30, 2026, 21.8 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of June 30, 2026, consisted of 19.8 percent in noninterest-bearing demand deposits, 16.8 percent in interest-bearing demand deposits, 23.2 percent in savings deposits and 40.2 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages, commercial loans and debt securities collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $326.4 million and $266.1 million at June 30, 2026 and December 31, 2025, respectively, and are broken down in the following table:

(In thousands)	June 30, 2026	December 31, 2025
FHLB borrowings:
Non-overnight, fixed rate advances	$56,123	$15,774
Overnight advances	200,000	170,000
Puttable advances	60,000	70,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$326,433	$266,084

In June 2026, the FHLB issued municipal deposit letters of credit totaling $293.0 million in the name of Unity Bank, naming the New Jersey Department of Banking and Insurance and certain townships in Pennsylvania as beneficiaries, to secure municipal deposits as required under applicable state laws.

At June 30, 2026, the Company had $104.3 million of additional credit available at the FHLB, $297.5 million of additional credit available at the FRB and $20.0 million of additional credit available from other sources. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial and construction loans, and investment securities can increase the lines with the FHLB and FRB.

For the six months ended June 30, 2026, average FHLB Borrowings were $91.7 million with a weighted average cost of 3.49%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 5.548 percent at June 30, 2026 and 5.537 percent at December 31, 2025.

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

The following table presents the Company’s Economic Value of Equity (“EVE”) and Net Interest Income (“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at June 30, 2026 and December 31, 2025:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
June 30, 2026
+300	$377,357	$(69,090)	(15.48)%	$118,513	$(11,483)	(8.83)%
+200	402,540	(43,907)	(9.83)	122,756	(7,240)	(5.57)
+100	426,310	(20,137)	(4.51)	126,436	(3,560)	(2.74)
0	446,447	—	—	129,996	—	—
-100	452,118	5,671	1.27	131,678	1,682	1.29
-200	459,175	12,728	2.85	132,052	2,056	1.58
-300	467,678	21,231	4.76	132,273	2,277	1.74
December 31, 2025
+300	$340,214	$(64,815)	(16.00)%	$117,482	$(8,261)	(6.57)%
+200	363,539	(41,490)	(10.24)	120,592	(5,151)	(4.10)
+100	386,622	(18,407)	(4.54)	123,439	(2,304)	(1.83)
0	405,029	—	—	125,743	—	—
-100	408,925	3,896	0.96	125,933	190	0.15
-200	411,585	6,556	1.62	125,257	(486)	(0.39)
-300	417,084	12,055	2.98	124,600	(1,143)	(0.92)

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

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of June 30, 2026:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$3,537	$223	$50	$2,464	$6,275
Contractual obligations:
Time deposits	928,724	61,457	641	109	990,931
Borrowed funds and subordinated debentures	246,123	40,000	30,000	10,310	326,433
Operating leases	617	803	801	2,061	4,282
Total off-balance sheet arrangements and contractual obligations	$1,179,001	$102,483	$31,492	$14,944	$1,327,921

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At June 30, 2026, the balance of cash and cash equivalents was $250.3 million, an increase of $33.8 million from December 31, 2025. A discussion of on- and off-balance sheet liquidity follows.

•
Securities. The Company’s available for sale investment portfolio amounted to $67.2 million and $70.9 million at June 30, 2026 and December 31, 2025, respectively.
•
Loans. Loans held for sale portfolio amounted to $9.5 million at June 30, 2026 and December 31, 2025. Sales of these loans provide an additional source of liquidity for the Company.
•
Commitments. The Company was committed to advance approximately $458.0 million to its borrowers as of June 30, 2026, compared to $508.5 million at December 31, 2025. At June 30, 2026, $206.0 million of these commitments expire within one year, compared to $270.3 million at December 31, 2025. The Company had $6.3 million and $5.9 million in standby letters of credit at June 30, 2026 and December 31, 2025, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.
•
Deposits. As of June 30, 2026, deposits included $443.6 million of government deposits, as compared to $444.9 million at year end 2025. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Within this portfolio the average deposit size was $7.6 million as of June 30, 2026.
•
Borrowed Funds. Total FHLB borrowings amounted to $316.1 million and $255.8 million as of June 30, 2026 and December 31, 2025, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At June 30, 2026, pledging provided an additional $104.3 million in borrowing potential from the FHLB, $297.5 million from the FRB and $20.0 million from other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB. As of June 30, 2026, total available funding plus cash on hand represented 125.4% of uninsured or uncollateralized deposits.

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp, Inc. and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of June 30, 2026, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

See Note 10 to the accompanying Consolidated Financial Statements for more information regarding Regulatory Capital.

Shareholders’ Equity

Repurchase Plan

On August 1, 2024, the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. No shares were repurchased during the quarter ended June 30, 2026, leaving 562 thousand shares available for repurchase. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

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

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2026, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4 Controls and Procedures

a)
The Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
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

ITEM 1A Risk Factors

There have been no material changes to the risks inherent in our business from those described under the heading “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2025.

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

EXHIBIT INDEX

QUARTERLY REPORT ON FORM 10‑Q

Exhibit No.	Description
31.1	Exhibit 31.1‑Certification of James A. Hughes. Required by Rule 13a‑14(a) or Rule 15d‑14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Exhibit 31.2‑Certification of George Boyan. Required by Rule 13a‑14(a) or Rule 15d‑14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Exhibit 31.3‑Certification of James Davies. Required by Rule 13a‑14(a) or Rule 15d‑14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Exhibit 32.1‑Certification of James A. Hughes, George Boyan and James Davies. Required by Rule 13a‑14(b) or Rule 15d‑14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**101.INS	Inline XBRL Instance Document
**101.SCH	Inline XBRL Taxonomy Extension Schema Document
**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained as Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITY BANCORP, INC.

Dated:	August 6, 2026	/s/ James Davies
James Davies
First Senior Vice President and Chief Financial Officer