Form 10-Q
period 2026-09-30
UNITY BANCORP INC /NJ/
filed 2026-11-05
CIK 920427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of each of the registrant’s classes of common equity stock, as of October 31, 2026 common stock, no par value: 10,070,967 shares outstanding.

PART I CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 Consolidated Financial Statements (Unaudited)

Unity Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$25,496	$19,841
Interest-bearing deposits	204,644	196,678
Cash and cash equivalents	230,140	216,519
Securities:
Debt securities available for sale (“AFS”), at fair value (amortized cost of $73,573 and $72,474 at September 30, 2026 and December 31, 2025, respectively)	71,575	70,870
Debt securities held to maturity (“HTM”), at amortized cost	37,780	36,576
Equity securities with readily determinable fair values	13,433	16,569
Total securities	122,788	124,015
Loans:
Loans held for sale	7,589	9,490
SBA loans held for investment	33,272	34,259
Commercial loans	1,717,151	1,518,032
Commercial construction loans	138,776	147,215
Residential mortgage loans	672,472	677,221
Consumer loans	102,894	85,219
Residential construction loans	108,124	73,277
Total loans	2,780,278	2,544,713
Allowance for credit losses	(35,610)	(32,342)
Net loans	2,744,668	2,512,371
Premises and equipment, net	17,870	18,022
Bank owned life insurance (“BOLI”)	27,186	26,547
Deferred tax assets, net	16,578	14,640
Federal Home Loan Bank (“FHLB”) stock	14,512	14,314
Accrued interest receivable	13,702	12,896
Goodwill	1,516	1,516
Other real estate owned (“OREO”)	1,472	1,472
Prepaid expenses and other assets	60,065	24,340
Total assets	$3,250,497	$2,966,652
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$493,873	$465,596
Interest-bearing demand	463,036	369,131
Savings	631,112	535,044
Brokered deposits	261,322	274,203
Time deposits	710,155	680,087
Total deposits	2,559,498	2,324,061
Borrowed funds	251,098	255,774
Subordinated debentures	10,310	10,310
Accrued interest payable	1,902	2,138
Accrued expenses and other liabilities	39,216	28,738
Total liabilities	2,862,024	2,621,021
Shareholders’ equity:
Preferred Stock	—	—
Common stock	107,910	105,892
Retained earnings	285,152	243,935
Treasury stock	(3,425)	(3,101)
Accumulated other comprehensive loss	(1,164)	(1,095)
Total shareholders’ equity	388,473	345,631
Total liabilities and shareholders’ equity	$3,250,497	$2,966,652

Common shares at period end
Shares issued	10,141	10,048
Shares outstanding	10,068	9,982
Treasury shares	73	66

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
INTEREST INCOME
Interest-bearing deposits	$639	$472	$1,652	$1,291
FHLB stock	105	121	379	433
Securities:
Taxable	1,405	1,735	4,205	5,257
Tax-exempt	27	18	69	53
Total securities	1,432	1,753	4,274	5,310
Loans:
SBA loans	755	964	2,439	2,753
Commercial loans	29,044	24,853	80,568	69,518
Commercial construction loans	2,781	2,344	9,165	7,674
Residential mortgage loans	11,017	10,749	32,341	31,086
Consumer loans	1,901	1,469	4,797	4,306
Residential construction loans	2,318	1,636	6,190	5,390
Total loans	47,816	42,015	135,500	120,727
Total interest income	49,992	44,361	141,805	127,761
INTEREST EXPENSE
Interest-bearing demand deposits	2,360	1,998	6,354	5,518
Savings deposits	3,669	3,177	10,120	8,488
Brokered deposits	2,412	2,003	6,925	5,575
Time deposits	6,424	6,247	18,834	19,222
Borrowed funds and subordinated debentures	836	1,080	2,724	3,294
Total interest expense	15,701	14,505	44,957	42,097
Net interest income	34,291	29,856	96,848	85,664
Provision for credit losses, loans	941	1,409	3,024	4,491
Provision for (release of) credit losses, off-balance sheet	104	(80)	236	16
Release of credit losses, securities	—	(787)	—	(2,824)
Net interest income after provision for credit losses	33,246	29,314	93,588	83,981
NONINTEREST INCOME
Branch fee income	635	450	1,736	1,362
Service and loan fee income	627	607	2,197	2,007
Gain on sale of SBA loans held for sale, net	252	238	892	540
Gain on sale of mortgage loans, net	428	582	1,333	1,185
BOLI income	209	211	639	546
Net security (losses) gains	(248)	475	(973)	4,026
Other income	456	404	1,332	1,217
Total noninterest income	2,359	2,967	7,156	10,883
NONINTEREST EXPENSE
Compensation and benefits	9,433	8,430	26,775	24,492
Processing and communications	1,325	1,150	3,602	3,116
Occupancy	971	838	2,799	2,527
Furniture and equipment	852	838	2,398	2,370
Professional services	425	405	1,369	1,118
Advertising	431	456	1,267	1,302
Loan related expenses	802	151	1,671	462
Deposit insurance	330	320	930	874
Director fees	418	263	948	1,022
Other expenses	611	564	1,840	1,758
Total noninterest expense	15,598	13,415	43,599	39,041
Income before provision for income taxes	20,007	18,866	57,145	55,823
Provision for income taxes	2,630	4,476	11,008	13,339
Net income	$17,377	$14,390	$46,137	$42,484
Net income per common share – Basic	$1.73	$1.43	$4.60	$4.23
Net income per common share – Diluted	$1.70	$1.41	$4.52	$4.15
Weighted average common shares outstanding – Basic	10,058	10,036	10,037	10,041
Weighted average common shares outstanding – Diluted	10,233	10,233	10,218	10,231

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2026			September 30, 2025
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$20,007	$2,630	$17,377	$18,866	$4,476	$14,390
Other comprehensive income before reclassifications
Debt securities available for sale:
Unrealized holding (losses) gains on debt securities arising during the period	(405)	(98)	(307)	891	219	672
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on debt securities available for sale	(405)	(98)	(307)	891	219	672
Cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	86	24	62	(103)	(28)	(75)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(41)	(11)	(30)	(74)	(19)	(55)
Total unrealized gains (losses) on cash flow hedges	127	35	92	(29)	(9)	(20)
Total other comprehensive (loss) income	(278)	(63)	(215)	862	210	652
Total comprehensive income	$19,729	$2,567	$17,162	$19,728	$4,686	$15,042

	For the nine months ended
	September 30, 2026			September 30, 2025
		Income tax			Income tax
	Before tax	expense	Net of tax	Before tax	expense	Net of tax
(In thousands)	amount	(benefit)	amount	amount	(benefit)	amount
Net income	$57,145	$11,008	$46,137	$55,823	$13,339	$42,484
Other comprehensive income (loss) before reclassifications
Debt securities available for sale:
Unrealized holding (losses) gains on debt securities arising during the period	(394)	(95)	(299)	1,608	395	1,213
Less: reclassification adjustment on debt securities included in net income	—	—	—	—	—	—
Total unrealized (losses) gains on debt securities available for sale	(394)	(95)	(299)	1,608	395	1,213
Cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges arising during the period	200	54	146	(825)	(226)	(599)
Less: reclassification adjustment for gains on cash flow hedges included in net income	(116)	(32)	(84)	(303)	(83)	(220)
Total unrealized gains (losses) on cash flow hedges	316	86	230	(522)	(143)	(379)
Total other comprehensive (loss) income	(78)	(9)	(69)	1,086	252	834
Total comprehensive income	$57,067	$10,999	$46,068	$56,909	$13,591	$43,318

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2025	9,982	$105,892	$243,935	$(3,101)	$(1,095)	$345,631
Net income	—	—	14,288	—	—	14,288
Other comprehensive loss, net of tax	—	—	—	—	(39)	(39)
Dividends on common stock ($0.16 per share)	1	60	(1,603)	—	—	(1,543)
Share-based compensation (1)	65	82	—	—	—	82
Treasury stock purchased, at cost	(7)	—	—	(324)	—	(324)
Balance, March 31, 2026	10,041	$106,034	$256,620	$(3,425)	$(1,134)	$358,095
Net income	—	—	14,472	—	—	14,472
Other comprehensive income, net of tax	—	—	—	—	185	185
Dividends on common stock ($0.16 per share)	1	29	(1,606)	—	—	(1,577)
Share-based compensation (1)	1	638	—	—	—	638
Balance, June 30, 2026	10,043	$106,701	$269,486	$(3,425)	$(949)	$371,813
Net income	—	—	17,377	—	—	17,377
Other comprehensive loss, net of tax	—	—	—	—	(215)	(215)
Dividends on common stock ($0.17 per share)	—	29	(1,711)	—	—	(1,682)
Share-based compensation (1)	25	1,180	—	—	—	1,180
Balance, September 30, 2026	10,068	107,910	285,152	(3,425)	(1,164)	388,473

					Accumulated
					other	Total
	Common Stock		Retained	Treasury	comprehensive	shareholders’
(In thousands, except per share data)	Shares	Amount	earnings	stock	(loss) income	equity
Balance, December 31, 2024	10,026	$103,936	$227,331	$(33,577)	$(2,107)	$295,583
Net income	—	—	11,598	—	—	11,598
Other comprehensive income, net of tax	—	—	—	—	275	275
Dividends on common stock ($0.14 per share)	1	56	(1,411)	—	—	(1,355)
Share-based compensation (1)	49	41	—	—	—	41
Balance, March 31, 2025	10,076	$104,033	$237,518	$(33,577)	$(1,832)	$306,142
Net income	—	—	16,491	—	—	16,491
Other comprehensive loss, net of tax	—	—	—	—	(93)	(93)
Dividends on common stock ($0.14 per share)	1	53	(1,403)	—	—	(1,350)
Share-based compensation (1)	5	588	—	—	—	588
Treasury stock purchased, at cost	(50)	—	—	(1,938)	—	(1,938)
Balance, June 30, 2025	10,032	$104,674	$252,606	$(35,515)	$(1,925)	319,840
Net income	—	—	14,390	—	—	14,390
Other comprehensive income, net of tax	—	—	—	—	652	652
Dividends on common stock ($0.15 per share)	1	57	(1,505)	—	—	(1,448)
Share-based compensation (1)	8	589	—	—	—	589
Balance, September 30, 2025	10,041	$105,320	$265,491	$(35,515)	(1,273)	$334,023

(1)
Includes the issuance of common stock under employee benefit plans, which includes nonqualified stock options and restricted stock expense related entries, employee option exercises and the tax benefit of options exercised.

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
(In thousands)	2026	2025
OPERATING ACTIVITIES:
Net income	$46,137	$42,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses, loans	3,024	4,491
Release of credit losses, securities	—	(2,824)
Net accretion of purchase premiums and discounts on securities	(242)	(60)
Depreciation and amortization	1,476	1,706
Deferred income tax benefit	(1,928)	(1,165)
Net security losses (gains)	973	(4,026)
Stock compensation expense	1,854	1,565
Gain on sale of mortgage loans held for sale, net	(1,333)	(1,185)
Gain on sale of SBA loans held for sale, net	(892)	(540)
Origination of mortgage loans held for sale	(54,269)	(46,659)
Origination of SBA loans held for sale	(3,658)	(5,599)
Proceeds from sale of mortgage loans held for sale	55,603	47,844
Proceeds from sale of SBA loans held for sale	4,550	6,139
BOLI income	(639)	(546)
Net change in other assets and liabilities	(25,977)	(3,551)
Net cash provided by operating activities	24,679	38,074
INVESTING ACTIVITIES
Purchases of securities held to maturity	(986)	—
Purchases of equity securities	(534)	(500)
Purchases of AFS securities	(15,000)	(11,450)
Purchase of FHLB stock, at cost, net	(198)	(711)
Maturities, calls, and principal payments on HTM securities	—	4,839
Maturities, calls, and principal payments on AFS securities	13,739	21,919
Proceeds from sales on AFS securities	—	998
Proceeds from sales of equity securities	2,882	6,491
Net increase in loans	(235,810)	(207,868)
Purchases of premises and equipment	(832)	(680)
Net cash used in investing activities	(236,739)	(186,962)
FINANCING ACTIVITIES
Net increase in deposits	235,437	167,171
Proceeds from short-term borrowings, net	20,000	—
(Repayments of) proceeds from long-term borrowings, net	(24,676)	11,203
Proceeds (shares withheld for taxes) from stock option exercises	46	(347)
Dividends on common stock	(4,802)	(4,153)
Purchase of treasury stock, including excise tax accrual	(324)	(1,938)
Net cash provided by financing activities	225,681	171,936
Increase in cash and cash equivalents	13,621	23,048
Cash and cash equivalents, beginning of year	216,519	180,438
Cash and cash equivalents, end of period	$230,140	$203,486
SUPPLEMENTAL DISCLOSURES
Cash:
Interest paid	$45,193	$42,009
Income taxes paid	5,607	13,368
Noncash activities:
Establishment of lease liability and right-of-use asset	—	724
Capitalization of servicing rights	237	184

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

Unity Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2026

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

The interim unaudited Consolidated Financial Statements included herein have been prepared in accordance with instructions for Form 10‑Q and the rules and regulations of the Securities and Exchange Commission (“SEC”) and consist of normal recurring adjustments, that in the opinion of Management, are necessary for the fair presentation of interim results. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results which may be expected for the entire year. As used in this Form 10‑Q, “we” and “us” and “our” refer to Unity Bancorp, Inc., and its consolidated subsidiary, Unity Bank, depending on the context. Certain information and financial disclosures required by U.S. GAAP have been condensed or omitted from interim reporting pursuant to SEC rules. Interim financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. The Company continues to operate as a single reportable segment as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Risks and Uncertainties

Overall, the markets and customers serviced by the Company may be significantly impacted by ongoing macro-economic trends, such as pressures created by changes in the interest rate environment, uncertainty surrounding tariffs and the impact of uncertain or changing political conditions and geopolitical conflicts, uncertainty surrounding potential for economic slowdown or recession, and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary, trade or regulatory policy. Additionally, the Company assesses the impact of inflation on an ongoing basis.

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

ASU 2025-08, “Credit Losses: Purchased Loans”, expands the “gross-up” method to more types of purchased loans and reduces day-1 credit loss exposure volatility on purchased credit-deteriorated (“PCD”) assets. This ASU is effective for fiscal years beginning after December 31, 2026. The Company expects ASU 2025-08 to have no material impact to its financials.

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

The following is a reconciliation of the calculation of basic and diluted income per share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income	$17,377	$14,390	$46,137	$42,484
Weighted average common shares outstanding - Basic	10,058	10,036	10,037	10,041
Plus: Potential dilutive common stock equivalents	175	197	181	190
Weighted average common shares outstanding - Diluted	10,233	10,233	10,218	10,231
Net income per common share - Basic	$1.73	$1.43	$4.60	$4.23
Net income per common share - Diluted	1.70	1.41	4.52	4.15
Stock options and common stock excluded from the income per share calculation as their effect would have been anti-dilutive	—	—	—	—

NOTE 4. Other Comprehensive (Loss) Income

The following tables show the changes in other comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025, net of tax:

	For the three months ended September 30, 2026
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains	gains (losses) from	comprehensive
(In thousands)	on securities	cash flow hedges	(loss) income
Balance, beginning of period	$(1,207)	$258	$(949)
Other comprehensive (loss) income before reclassifications	(307)	62	(245)
Less: amounts reclassified from accumulated other comprehensive loss	—	(30)	(30)
Period change	(307)	92	(215)
Balance, end of period	$(1,514)	$350	$(1,164)

	For the three months ended September 30, 2025

			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	(loss) income
Balance, beginning of period	$(2,112)	$187	$(1,925)
Other comprehensive income (loss) before reclassifications	672	(75)	597
Less: amounts reclassified from accumulated other comprehensive loss	—	(55)	(55)
Period change	672	(20)	652
Balance, end of period	$(1,440)	$167	$(1,273)

	For the nine months ended September 30, 2026
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	(loss) income
Balance, beginning of period	$(1,215)	$120	$(1,095)
Other comprehensive (loss) income before reclassifications	(299)	146	(153)
Less: amounts reclassified from accumulated other comprehensive loss	—	(84)	(84)
Period change	(299)	230	(69)
Balance, end of period	$(1,514)	$350	$(1,164)

	For the nine months ended September 30, 2025
			Accumulated
	Net unrealized	Net unrealized	other
	(losses) gains on	gains (losses) from	comprehensive
(In thousands)	securities	cash flow hedges	(loss) income
Balance, beginning of period	$(2,653)	$546	$(2,107)
Other comprehensive income (loss) before reclassifications	1,213	(599)	614
Less: amounts reclassified from accumulated other comprehensive loss	—	(220)	(220)
Period change	1,213	(379)	834
Balance, end of period	$(1,440)	$167	$(1,273)

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

Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis:

Debt Securities Available for Sale

As of September 30, 2026, the fair value of the Company’s AFS debt securities portfolio was $71.6 million. Most of the Company’s AFS debt securities were classified as Level 2 assets at September 30, 2026. The valuation of AFS debt securities using Level 2 inputs was primarily determined using the market approach, which uses quoted prices for similar assets or liabilities in active markets and all other relevant information. It includes third-party model pricing, defined as valuing securities based upon their relationship with other benchmark securities.

Included in the Company’s AFS debt securities are select corporate bonds which are classified as Level 3 assets at September 30, 2026. The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads and trade execution data.

Equity Securities

As of September 30, 2026, the fair value of the Company’s equity securities portfolio was $13.4 million. All of the Company’s equity marketable securities were classified as Level 1 assets at September 30, 2026.

The following table presents a reconciliation of the Level 3 securities measured at fair value on a recurring basis for the nine months ended September 30, 2026 and 2025:

	For the nine months ended
	September 30, 2026		September 30, 2025
(In thousands)	Corporate Debt	Restricted Stock	Corporate Debt	Restricted Stock
Balance of recurring Level 3 assets at January 1	$6,708	$3,480	$6,488	$—
Activity
Transfers from corporate debt to restricted stock	—	—	(3,163)	3,163
Release of valuation allowance	—	—	1,199	1,625
Transfers from restricted stock to unrestricted equity securities categorized as Level 1	—	(3,480)	—	(3,000)
Unrealized holding gains included in other comprehensive income	116	—	289	—
Unrealized holding (losses) gains included in net income	(185)	—	—	217
Balance of recurring Level 3 assets at September 30	$6,639	$—	$4,813	$2,005

Interest Rate Swap Agreements

The Company’s derivative instruments are classified as Level 2 assets, as the readily observable market inputs to these models are validated to external sources, such as industry pricing services, or are corroborated through recent trades, dealer quotes, yield curves, implied volatility or other market-related data.

There were no material changes in the inputs or methodologies used to determine fair value during the period ended September 30, 2026, as compared to the periods ended December 31, 2025 and September 30, 2025.

The tables below present the balances of assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements at September 30, 2026
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at	for Identical	Observable	Unobservable
(In thousands)	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$5,967	$—	$5,967	$—
State and political subdivisions	126	—	126	—
Residential mortgage-backed securities	10,477	—	10,477	—
Asset backed securities	21,012	—	21,012	—
Corporate and other securities	33,993	—	27,354	6,639
Total debt securities available for sale	$71,575	$—	$64,936	$6,639

Equity securities, at fair value	$13,433	$13,433	$—	$—
Total equity securities	$13,433	$13,433	$—	$—

Interest rate swap agreements	$473	$—	$473	$—
Total swap agreements	$473	$—	$473	$—

	Fair value Measurements at December 31, 2025
		Quoted Prices in
	Assets	Active Markets	Significant Other	Significant
	Measured at	for Identical	Observable	Unobservable
(In thousands)	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Measured on a recurring basis:
Assets:
Debt securities available for sale:
U.S. Government sponsored entities	$4,969	$—	$4,969	$—
State and political subdivisions	159	—	159	—
Residential mortgage-backed securities	11,752	—	11,752	—
Asset backed securities	22,000	—	22,000	—
Corporate and other securities	31,990	—	25,282	6,708
Total debt securities available for sale	$70,870	$—	$64,162	$6,708

Equity securities, at fair value	$16,569	$13,089	$—	$3,480
Total equity securities	$16,569	$13,089	$—	$3,480

Interest rate swap agreements	$157	$—	$157	$—
Total swap agreements	$157	$—	$157	$—

There were no liabilities measured on a recurring basis as of September 30, 2026 or December 31, 2025.

Fair Value on a Nonrecurring Basis

The following tables present the assets and liabilities subject to fair value adjustments on a non-recurring basis carried on the balance sheet by caption and by level within the hierarchy (as described above):

Fair Value Measurements at September 30, 2026
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$722	$—	$—	$722

Fair Value Measurements at December 31, 2025
		Quoted Prices	Significant
		in Active	Other	Significant
	Assets	Markets for	Observable	Unobservable
	Measured at	Identical Assets	Inputs	Inputs
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Financial assets:
Collateral-dependent loans	$3,376	$—	$—	$3,376

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

The allowance for individually evaluated loans is included in the allowance for credit losses in the Consolidated Balance Sheets. At September 30, 2026, the allowance for individually evaluated loans was $31 thousand, compared to $0.1 million at December 31, 2025.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments, including those financial instruments for which the Company did not elect the fair value option. These estimated fair values as of September 30, 2026 and December 31, 2025 have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have had a material effect on these estimates of fair value. The methodology for estimating the fair value of financial assets and liabilities that are measured on a recurring or nonrecurring basis is discussed above.

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

The table below presents the carrying amount and estimated fair values of the Company’s financial instruments presented as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$37,780	$—	$29,006	$—
Loans held for sale	7,589	—	7,903	—
Loans, net of allowance for credit losses	2,737,079	—	2,681,353	722
Financial liabilities:
Deposits	2,559,498	—	2,553,336	—
Borrowed funds and subordinated debentures	261,408	—	261,031	—

	December 31, 2025
	Carrying
(In thousands)	amount	Level 1	Level 2	Level 3
Financial assets:
Debt securities held to maturity	$36,576	$—	$30,405	$—
Loans held for sale	9,490	—	10,041	—
Loans, net of allowance for credit losses	2,502,881	—	2,466,691	3,376
Financial liabilities:
Deposits	2,324,061	—	2,322,637	—
Borrowed funds and subordinated debentures	266,084	—	266,769	—

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

NOTE 6. Securities

This table provides the major components of debt securities available for sale ("AFS") and held to maturity (“HTM”) at amortized cost and estimated fair value at September 30, 2026 and December 31, 2025:

	September 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$6,000	$—	$(33)	$5,967
State and political subdivisions	156	—	(30)	126
Residential mortgage-backed securities	11,989	23	(1,535)	10,477
Asset backed securities	21,000	14	(2)	21,012
Corporate and other securities	34,428	260	(695)	33,993
Total debt securities available for sale	$73,573	$297	$(2,295)	$71,575
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(5,706)	$22,294
State and political subdivisions	2,336	2	(28)	2,310
Residential mortgage-backed securities	7,444	—	(3,042)	4,402
Total debt securities held to maturity	$37,780	$2	$(8,776)	$29,006

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
Available for sale:
U.S. Government sponsored entities	$5,000	$—	$(31)	$4,969
State and political subdivisions	185	—	(26)	159
Residential mortgage-backed securities	12,702	27	(977)	11,752
Asset backed securities	22,001	11	(12)	22,000
Corporate and other securities	32,586	314	(910)	31,990
Total debt securities available for sale	$72,474	$352	$(1,956)	$70,870
Held to maturity:
U.S. Government sponsored entities	$28,000	$—	$(3,812)	$24,188
State and political subdivisions	1,299	42	—	1,341
Residential mortgage-backed securities	7,277	—	(2,401)	4,876
Total debt securities held to maturity	$36,576	$42	$(6,213)	$30,405

There was no provision or release for credit losses on securities for the three and nine months ended September 30, 2026, compared to $0.8 million release of credit losses for three months ended September 30, 2025 and $2.8 million release of credit losses for nine months ended September 30, 2025.

The fair value of debt securities in an unrealized loss position, categorized by the length of time each security has been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025, is as follows:

	September 30, 2026
	Less than 12 months		12 months and greater		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$5,967	$(33)	$5,967	$(33)
State and political subdivisions	—	—	126	(30)	126	(30)
Residential mortgage-backed securities	66	(2)	10,372	(1,533)	10,437	(1,535)
Asset backed securities	5,998	(2)	—	—	5,998	(2)
Corporate and other securities	3,977	(23)	10,426	(672)	14,403	(695)
Total temporarily impaired AFS securities	$10,041	$(27)	$25,891	$(2,268)	$35,932	$(2,295)
Held to maturity:
U.S. Government sponsored entities	$3,508	$(492)	$18,786	$(5,214)	$22,294	$(5,706)
State and political subdivisions	2,015	(28)	—	—	2,015	(28)
Residential mortgage-backed securities	—	—	4,402	(3,042)	4,402	(3,042)
Total temporarily impaired HTM securities	$5,523	$(520)	$23,188	$(8,256)	$28,711	$(8,776)

	December 31, 2025
	Less than 12 months		12 months and greater		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	fair value	loss	fair value	loss	fair value	loss
Available for sale:
U.S. Government sponsored entities	$—	$—	$4,969	$(31)	$4,969	$(31)
State and political subdivisions	—	—	159	(26)	159	(26)
Residential mortgage-backed securities	—	—	11,625	(977)	11,625	(977)
Asset backed securities	9,988	(12)	—	—	9,988	(12)
Corporate and other securities	2,483	(18)	9,681	(892)	12,164	(910)
Total temporarily impaired AFS securities	$12,471	$(30)	$26,434	$(1,926)	$38,905	$(1,956)
Held to maturity:
U.S. Government sponsored entities	$—	$—	$24,188	$(3,812)	$24,188	$(3,812)
Residential mortgage-backed securities	—	—	4,876	(2,401)	4,876	(2,401)
Total temporarily impaired HTM securities	$—	$—	$29,064	$(6,213)	$29,064	$(6,213)

Unrealized losses in each of the categories presented in the tables above were primarily driven by market interest rate fluctuations. Residential mortgage-backed securities are guaranteed by either Ginnie Mae, Freddie Mac or Fannie Mae.

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At September 30, 2026, there was $1.2 million of accrued interest on securities. At December 31, 2025, there was $0.8 million of accrued interest on securities.

Securities with a carrying value of $69.9 million and $69.2 million at September 30, 2026 and December 31, 2025, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowed against at September 30, 2026 and December 31, 2025.

Realized Gains and Losses on Debt Securities

Net realized gains (losses) on debt securities are included in noninterest income in the Consolidated Statements of Income as net security gains (losses). A $185 thousand loss was recorded on AFS debt securities during the nine months ended September 30, 2026 compared to a $11 thousand loss on AFS debt securities during the nine months ended September 30, 2025 and no loss during the three months ended September 30, 2026 and 2025. There were no realized gains or losses on HTM debt securities during the three and nine months ended September 30, 2026 and 2025.

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

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Net unrealized (losses) gains occurring during the period on equity securities	$(474)	$475	$(1,757)	$528
Net gains recognized during the period on equity securities sold during the period	226	—	969	3,509
(Losses) gains recognized during the reporting period on equity securities	$(248)	$475	$(788)	$4,037

NOTE 7. Loans

The following table sets forth the classification of loans by class, including unearned fees and deferred costs and excluding the allowance for credit losses as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
SBA loans held for investment	33,272	34,259
Commercial loans
SBA 504	50,230	43,802
Commercial & industrial	206,292	183,163
Commercial real estate[2]	1,460,629	1,291,067
Commercial construction loans	138,776	147,215
Residential mortgage loans	672,472	677,221
Consumer loans
Home equity	100,047	82,488
Consumer other	2,847	2,731
Residential construction loans	108,124	73,277
Total loans held for investment	$2,772,689	$2,535,223
Loans held for sale[1]	7,589	9,490
Total loans	$2,780,278	$2,544,713

1Loans held for sale included SBA and residential mortgage loans of $3.4 million and $4.2 million as of September 30, 2026, respectively. Loans held for sale included SBA and residential mortgage loans of $8.0 million and $1.5 million as of December 31, 2025, respectively.

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

Commercial and Commercial Construction Loans: Commercial credit is extended primarily to small-to-medium sized businesses. Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. The SBA 504 program consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property. Loans will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.

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

Nonaccrual and Past Due Loans

Nonaccrual loans consist of loans for which the accrual of interest has been discontinued because of deterioration in the financial condition of the borrower, full payment of principal or interest is not expected, or principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals are discontinued and uncollected interest previously recognized as income is generally reversed. Cash payments received on nonaccrual loans are generally applied to reduce the recorded investment when doubt exists as to the collectability of the remaining recorded investment. Interest income may be recognized on a cash basis when Management determines, based on a current evaluation of the borrower’s financial condition and prospects for repayment, that the remaining recorded investment is fully collectible. Loans may generally be returned to accrual status when no principal or interest is due and unpaid and repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well secured and in the process of collection. The risk of loss is difficult to quantify and is subject to fluctuations in collateral values, general economic conditions and other factors. The Company values its collateral through the use of appraisals, broker price opinions and knowledge of its local market.

The following tables set forth an aging analysis of past due and nonaccrual loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026
			90+ days
	30‑59 days	60‑89 days	and still		Total
(In thousands)	past due	past due	accruing	Nonaccrual	past due	Current	Total loans
SBA loans held for investment	$557	$—	$999	$788	$2,344	$30,928	$33,272
Commercial loans
SBA 504	—	—	—	—	—	50,230	50,230
Commercial & industrial	—	—	—	171	171	206,121	206,292
Commercial real estate	4,332	—	1,648	14,464	20,444	1,349,909	1,370,353
Commercial other	—	—	—	—	—	90,276	90,276
Commercial real estate construction	—	—	—	—	—	138,776	138,776
Residential mortgage loans	10,641	5,679	—	7,000	23,320	649,152	672,472
Consumer loans
Home equity	—	—	—	55	55	99,992	100,047
Consumer other	14	1	—	—	15	2,832	2,847
Residential construction loans	—	—	—	126	126	107,998	108,124
Total loans held for investment	15,544	5,680	2,647	22,604	46,475	2,726,214	2,772,689
Loans held for sale	—	—	—	—	—	7,589	7,589
Total loans	$15,544	$5,680	$2,647	$22,604	$46,475	$2,733,803	$2,780,278

	December 31, 2025
			90+ days
	30‑59 days	60‑89 days	and still		Total
(In thousands)	past due	past due	accruing	Nonaccrual	past due	Current	Total loans
SBA loans held for investment	$730	$68	$—	$1,751	$2,549	$31,710	$34,259
Commercial loans
SBA 504	—	—	—	—	—	43,802	43,802
Commercial & industrial	401	—	—	1,240	1,641	181,522	183,163
Commercial real estate	6,463	150	—	17,233	23,846	1,168,535	1,192,381
Commercial other	—	—	—	—	—	98,686	98,686
Commercial construction loans	—	—	—	—	—	147,215	147,215
Residential mortgage loans	8,538	7,568	—	8,173	24,279	652,942	677,221
Consumer loans
Home equity	2,507	240	—	1,268	4,015	78,473	82,488
Consumer other	4	—	—	—	4	2,727	2,731
Residential construction loans	—	—	—	171	171	73,106	73,277
Total loans held for investment	18,643	8,026	—	29,836	56,505	2,478,718	2,535,223
Loans held for sale	—	—	—	—	—	9,490	9,490
Total loans	$18,643	$8,026	$—	$29,836	$56,505	$2,488,208	$2,544,713

The Company is using the practical expedient to exclude accrued interest receivable from credit loss measurement. At September 30, 2026 and December 31, 2025, there was $12.3 million and $12.0 million of accrued interest on loans, respectively.

Individually Evaluated Loans

The Company has defined individually evaluated loans to be all nonperforming loans. Management individually evaluates a loan when, based on current information and events, it is determined that the Company will not be able to collect all amounts due according to the loan contract.

The following tables provide detail on the Company’s loans individually evaluated in the Company’s Current Expected Credit Losses (“CECL”) evaluation with the associated allowance amount, if applicable, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Unpaid		Allowance for
	principal	Recorded	Credit Losses
(In thousands)	balance	investment	Allocated
With no related allowance:
SBA loans held for investment	$2,884	$1,781	$—
Commercial loans
Commercial & industrial	511	171	—
Commercial real estate	15,585	15,358	—
Total commercial loans	16,096	15,529	—
Residential mortgage loans	7,046	7,000	—
Consumer loans
Home equity	55	55	—
Total consumer loans	55	55	—
Residential construction loans	171	126	—
Total individually evaluated loans with no related allowance	26,252	24,491	—

With an allowance:
Commercial loans
Commercial real estate	753	—	31
Total commercial loans	753	—	31
Total individually evaluated loans with a related allowance	753	—	31

Total individually evaluated loans:
SBA loans held for investment	2,884	1,781	—
Commercial loans
Commercial & industrial	511	171	—
Commercial real estate	16,338	15,358	31
Total commercial loans	16,849	15,529	31
Residential mortgage loans	7,046	7,000	—
Consumer loans
Home equity	55	55	—
Total consumer loans	55	55	—
Residential construction loans	171	126	—
Total individually evaluated loans	$27,005	$24,491	$31

As of September 30, 2026, there was $31 thousand of allowance for credit losses on individually evaluated loans based upon the valuation of the collateral securing each loan.

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

The following tables show the internal loan classification risk by loan portfolio classification by origination year as of September 30, 2026 and December 31, 2025, respectively, as well as gross write-offs for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025:

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year, September 30, 2026						Loans
(In thousands)	2026	2025	2024	2023	2022	2021 and Earlier	Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$5,853	$2,571	$1,984	$1,032	$6,469	$12,915	$—	$30,824
Special Mention	—	—	—	—	—	689	—	689
Substandard	—	—	—	141	1,618	—	—	1,759
Total SBA loans held for investment	$5,853	$2,571	$1,984	$1,173	$8,087	$13,604	$—	$33,272
SBA loans held for investment
Current-period gross writeoffs	$—	$—	$—	$—	$50	$—	$—	$50

Commercial loans
Risk Rating:
Pass	$223,935	$296,676	$179,846	$136,122	$264,181	$466,028	$112,004	$1,678,792
Special Mention	—	777	149	1,302	11,731	8,041	—	22,000
Substandard	12,247	—	1,379	800	—	1,933	—	16,359
Total commercial loans	$236,182	$297,453	$181,374	$138,224	$275,912	$476,002	$112,004	$1,717,151
Commercial loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$140	$—	$140

Commercial construction loans
Risk Rating:
Pass	$19,100	$79,030	$31,955	$—	$3,286	$—	$5,405	$138,776
Total commercial construction loans	$19,100	$79,030	$31,955	$—	$3,286	$—	$5,405	$138,776
Commercial construction loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk Rating:
Performing	$92,025	$132,201	$58,055	$39,565	$167,412	$176,214	$—	$665,472
Nonperforming	—	—	—	1,248	3,252	2,500	—	7,000
Total residential mortgage loans	$92,025	$132,201	$58,055	$40,813	$170,664	$178,714	$—	$672,472
Residential mortgage loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer loans
Risk Rating:
Performing	$19,144	$7,333	$4,182	$1,312	$2,160	$9,223	$59,485	$102,839
Nonperforming	—	—	—	—	—	—	55	55
Total consumer loans	$19,144	$7,333	$4,182	$1,312	$2,160	$9,223	$59,540	$102,894
Consumer loans
Current-period gross writeoffs	$—	$—	$—	$—	$2	$10	$—	$12

Residential construction
Risk Rating:
Pass	$57,551	$42,577	$4,006	$—	$—	$3,384	$—	$107,518
Special Mention	—	—	480	—	—	—	—	480
Substandard	—	—	—	—	—	126	—	126
Total residential construction loans	$57,551	$42,577	$4,486	$—	$—	$3,510	$—	$108,124
Residential construction
Current-period gross writeoffs	$—	$—	$—	$—	$—	$40	$—	$40

Total loans held for investment	$429,855	$561,165	$282,036	$181,522	$460,109	$681,053	$176,949	$2,772,689

	Term Loans						Revolving
	Amortized Cost Basis by Origination Year, December 31, 2025						Loans
(In thousands)	2025	2024	2023	2022	2021	2020 and Earlier	Amortized Cost Basis	Total
SBA loans held for investment
Risk Rating:
Pass	$2,719	$3,311	$1,155	$5,663	$6,339	$11,751	$—	$30,938
Special Mention	—	—	711	283	351	311	—	1,656
Substandard	—	—	172	1,493	—	—	—	1,665
Total SBA loans held for investment	$2,719	$3,311	$2,038	$7,439	$6,690	$12,062	$—	$34,259
SBA loans held for investment
Current-period gross writeoffs	$—	$—	$61	$535	$323	$11	$—	$930

Commercial loans
Risk Rating:
Pass	$291,258	$148,983	$127,049	$309,072	$137,214	$375,281	$100,978	$1,489,835
Special Mention	—	—	762	536	914	6,460	—	8,672
Substandard	—	9,893	137	—	6,714	2,781	—	19,525
Total commercial loans	$291,258	$158,876	$127,948	$309,608	$144,842	$384,522	$100,978	$1,518,032
Commercial loans
Current-period gross writeoffs	$—	$—	$—	$—	$1	$101	$—	$102

Commercial construction loans
Risk Rating:
Pass	$58,495	$55,511	$10,118	$10,003	$—	$5,692	$7,396	$147,215
Total commercial construction loans	$58,495	$55,511	$10,118	$10,003	$—	$5,692	$7,396	$147,215
Commercial construction loans
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgage loans
Risk Rating:
Performing	$147,623	$69,751	$53,816	$197,958	$57,512	$142,388	$—	$669,048
Nonperforming	—	865	—	3,294	944	3,070	—	8,173
Total residential mortgage loans	$147,623	$70,616	$53,816	$201,252	$58,456	$145,458	$—	$677,221
Residential mortgage loans
Current-period gross writeoffs	$—	$—	$—	$—	$312	$231	$—	$543

Consumer loans
Risk Rating:
Performing	$9,647	$4,093	$1,624	$2,404	$390	$7,928	$57,865	$83,951
Nonperforming	—	926	—	—	—	342	—	1,268
Total consumer loans	$9,647	$5,019	$1,624	$2,404	$390	$8,270	$57,865	$85,219
Consumer loans
Current-period gross writeoffs	$—	$—	$—	$11	$71	$30	$—	$112

Residential construction
Risk Rating:
Pass	$46,077	$22,263	$1,773	$—	$595	$2,398	$—	$73,106
Substandard	—	—	—	—	—	171	—	171
Total residential construction loans	$46,077	$22,263	$1,773	$—	$595	$2,569	$—	$73,277
Residential construction
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans held for investment	$555,819	$315,596	$197,317	$530,706	$210,973	$558,573	$166,239	$2,535,223

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of gross loans and type of concession granted during the nine months ended September 30, 2026 and 2025, respectively:

	Term Extension		Interest Rate Reduction		Combination
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
Commercial loans
Commercial & industrial	$66	—%	$—	—%	$—	—%
Commercial real estate	758	0.1	—	—	—	—
Commercial - other	149	0.2	—	—	—	—
Residential mortgage loans	—	—	1,788	0.3	1,544	0.2
Balance as of September 30, 2026	$973	—%	$1,788	0.1%	$1,544	0.1%

	Payment Delay		Term Extension		Interest Rate Reduction
	Principal	Percentage	Principal	Percentage	Principal	Percentage
(Dollars in thousands)	Balance	of Loan Class	Balance	of Loan Class	Balance	of Loan Class
SBA loans held for investment	$497	1.3%	$—	—%	$—	—%
Commercial loans
Commercial & industrial	—	—	91	0.1	—	—
Commercial real estate	628	0.1	4,393	0.4	1,856	0.2
Residential mortgage loans	2,030	0.3	—	—	—	—
Consumer loans
Home equity	—	—	50	0.1	—	—
Balance as of September 30, 2025	$3,155	0.1%	$4,534	0.2%	$1,856	0.1%

During the period ended September 30, 2026, the Company modified three residential mortgage loans with an amortized cost basis of $1.5 million by providing both payment delays and interest rate reductions.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. There were four residential mortgage loans totalling $2.2 million that were modified during the twelve months ended September 30, 2026 that were not in compliance with the modified terms.

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

The following tables detail the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026
	SBA
(In thousands)	Held for Investment	Commercial	Residential	Consumer	Residential construction	Total
Balance, beginning of period	$1,226	$23,941	$7,365	$1,070	$949	$34,551
Charge-offs	—	—	—	(2)	—	(2)
Recoveries	15	98	—	7	—	120
Net recoveries	15	98	—	5	—	118
Provision for (credit to) credit losses charged to expense	(111)	1,003	168	(135)	16	941
Balance, end of period	$1,130	$25,042	$7,533	$940	$965	$35,610

	For the three months ended September 30, 2025
	SBA
(In thousands)	Held for Investment	Commercial	Residential	Consumer	Residential construction	Total
Balance, beginning of period	$1,177	$19,537	$6,916	$785	$597	$29,012
Charge-offs	(211)	—	(85)	(30)	—	(326)
Recoveries	50	92	—	8	—	150
Net (charge-offs) recoveries	(161)	92	(85)	(22)	—	(176)
Provision for (credit to) credit losses charged to expense	(76)	1,264	(128)	232	117	1,409
Balance, end of period	$940	$20,893	$6,703	$995	$714	$30,245

	For the nine months ended September 30, 2026
	SBA
(In thousands)	Held for Investment	Commercial	Residential	Consumer	Residential construction	Total
Balance, beginning of period	$785	$22,148	$7,695	$995	$719	$32,342
Charge-offs	(50)	(140)	—	(12)	(40)	(242)
Recoveries	76	286	100	24	—	486
Net recoveries (charge-offs)	26	146	100	12	(40)	244
Provision for (credit to) credit losses charged to expense	319	2,748	(262)	(67)	286	3,024
Balance, end of period	$1,130	$25,042	$7,533	$940	$965	$35,610

	For the nine months ended September 30, 2025
	SBA
(In thousands)	Held for Investment	Commercial	Residential	Consumer	Residential construction	Total
Balance, beginning of period	$1,535	$17,361	$6,254	$775	$863	$26,788
Charge-offs	(666)	(102)	(497)	(101)	—	(1,366)
Recoveries	57	199	—	75	—	331
Net (charge-offs) recoveries	(609)	97	(497)	(26)	—	(1,035)
Provision for (credit to) credit losses charged to expense	14	3,435	946	246	(149)	4,491
Balance, end of period	$940	$20,893	$6,703	$995	$714	$30,245

The increase in the allowance for credit losses was largely due to the increase of total gross loans since December 31, 2025.

Reserve for Unfunded Loan Commitments

In addition to the allowance for credit losses, the Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb expected credit losses. At September 30, 2026 a $0.9 million commitment reserve was reported on the Balance Sheet as “Accrued expenses and other liabilities” and reported in the Consolidated Statements of Income as “Provision for credit losses, off-balance sheet”, compared to $0.7 million at December 31, 2025.

Reserve for Security Impairment

The Company maintains a reserve for credit losses on AFS debt securities. Adjustments to the reserve are made through the provision for credit losses and applied to the reserve, which is classified in “Debt securities available for sale” on the Balance Sheet. At September 30, 2026 and December 31, 2025, there was no reserve for AFS debt securities.

The Company maintains a reserve for credit losses on HTM debt securities at a level that Management believes is adequate to absorb expected credit losses. At September 30, 2026 and December 31, 2025, no reserve was reported on the Consolidated Balance Sheet as these securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major agencies or have a long history of no credit losses.

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

A summary of the Company’s outstanding interest rate swap agreements used to hedge variable rate debt at September 30, 2026 and December 31, 2025, respectively is as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Notional amount	$20,000	$20,000
Fair value	$473	$157
Weighted average pay rate	2.89%	2.89%
Weighted average receive rate	3.65%	4.10%
Weighted average maturity in years	1.5	2.2
Number of contracts	1	1

During the three and nine months ended September 30, 2026, the Company received variable rate SOFR payments from and paid fixed rates in accordance with its interest rate swap agreements. At September 30, 2026, the unrealized gain relating to interest rate swaps was recorded as a derivative asset and is included in “Prepaid expenses and other assets” on the Company’s Balance Sheet. Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income. The following table presents the net gains and losses recorded in other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments at September 30, 2026 and 2025, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Gain (loss) recognized in OCI
Gross of tax	$127	$(29)	$316	$(522)
Net of tax	92	(20)	230	(379)
Gain reclassified from AOCI into net income
Gross of tax	41	74	116	303
Net of tax	30	55	84	220

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

The following table shows information regarding the Company’s and the Bank’s regulatory capital levels at September 30, 2026 and at December 31, 2025.

	Actual		Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Regulations *
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2026
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$431,552	16.09%	$214,603	8.00%	$268,253	10.00%
Bank	393,298	14.87	211,533	8.00	264,417	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	387,984	14.46	120,714	4.50	174,365	6.50
Bank	360,203	13.62	118,988	4.50	171,871	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	397,984	14.84	160,952	6.00	214,603	8.00
Bank	360,203	13.62	158,650	6.00	211,533	8.00
Tier 1 capital (to average total assets)
Company Consolidated	397,984	13.22	120,380	4.00	150,475	5.00
Bank	360,203	12.01	120,000	4.00	150,000	5.00

As of December 31, 2025
Total risk-based capital (to risk-weighted assets)
Company Consolidated	$385,054	16.12%	$191,088	8.00%	$238,860	10.00%
Bank	374,667	15.70	190,922	8.00	238,652	10.00
Common equity tier 1 (to risk-weighted assets)
Company Consolidated	345,158	14.45	107,487	4.50	155,259	6.50
Bank	344,796	14.45	107,393	4.50	155,124	6.50
Tier 1 capital (to risk-weighted assets)
Company Consolidated	355,158	14.87	143,316	6.00	191,088	8.00
Bank	344,796	14.45	143,191	6.00	190,922	8.00
Tier 1 capital (to average total assets)
Company Consolidated	355,158	12.72	111,698	4.00	139,622	5.00
Bank	344,796	12.39	111,305	4.00	139,131	5.00

*Prompt Corrective Action requirements only apply to the Bank. For the Company to be “well capitalized” under Federal Reserve definitions for bank holding companies, the Company is only required to have a Tier 1 Capital to Risk Weighted Assets ratio of at least 6.00% and a Total Capital to Risk Weighted Assets ratio of at least 10.00%.

NOTE 11. Subsequent Events

The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the 2025 consolidated audited financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2025. When necessary, reclassifications have been made to prior period data throughout the following discussion and analysis for purposes of comparability. This Quarterly Report on Form 10‑Q contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which may be identified by the use of such words as “believe”, “expect”, “anticipate”, “should”, “planned”, “estimated” and “potential”. Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of Unity Bancorp, Inc. that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, in addition to those items contained in the Company’s Annual Report on Form 10‑K under Item IA-Risk Factors, as updated by our subsequent filings with the Securities and Exchange Commission, the following: caused by general, economic and market conditions, including the impact of inflation, tariffs, legislative and regulatory conditions and the development of an interest rate environment that adversely affects Unity Bancorp, Inc.’s interest rate spread or other income anticipated from operations and investments, the adverse effect to our region caused by military conflicts around the world, the impact of any future federal government shutdowns and the impact of health or other emergencies on our employees, operations and customers.

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

Earnings Summary

Net income totaled $17.4 million, or $1.70 per diluted share for the three months ended September 30, 2026, compared to $14.4 million, or $1.41 per diluted share for the same period in 2025. Return on average assets and return on average common equity for the quarter were 2.29 percent and 18.11 percent on an annualized basis, respectively, compared to 2.11 percent and 17.41 percent for the same period in 2025.

Current quarter highlights include:

•
Net interest income increased 14.9 percent compared to the prior year’s quarter, primarily due to the increased rate and volume on loans as a result of strong loan originations and the repricing of existing loans, complemented by increased volume on interest-bearing deposits and decreased volume on borrowed funds and subordinated debentures, partially offset by increases in the volume of interest-bearing deposits.
•
Net interest margin equaled 4.67 percent this quarter compared to 4.54 percent in the prior year’s quarter. The increase was primarily due to the increased yield on interest-earning assets, complemented by a decrease in the cost of interest-bearing liabilities.
•
The provision for credit losses on loans and off-balance sheet items was $1.0 million for the three months ended September 30, 2026, compared to $1.3 million in the provision for credit losses on loans and off-balance sheet items for the prior year’s quarter. The decrease was primarily due to qualitative adjustments.
•
Noninterest income decreased 20.5 percent compared to the prior year’s quarter, primarily due to a decrease in the gain on sale of mortgage loans and an increase in net security losses.
•
Noninterest expense increased 16.3 percent compared to the prior year’s quarter, primarily due to an increase in compensation and benefits relating to a one-time pre-tax expense caused by an amendment to the Unity Bancorp Inc. Supplemental Executive Retirement Plan previously disclosed in our Form 8-K filed on September 23, 2026, complemented by an increase in loan related expenses. The increase in loan expenses was primarily driven by a

$405 thousand probable broker fee expense in connection with the transfer of a $15.5 million commercial real estate relationship.
•
The effective tax rate was 13.1 percent compared to 23.7 percent in the prior year’s quarter.

The Company’s net income per share and performance ratios may be found in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income per common share - Basic (1)	$1.73	$1.43	$4.60	$4.23
Net income per common share - Diluted (2)	$1.70	$1.41	$4.52	$4.15
Return on average assets	2.29%	2.11%	2.12%	2.15%
Return on average equity (3)	18.11%	17.41%	16.81%	18.07%
Dividend payout ratio (4)	10.00%	10.64%	10.84%	10.36%
Average equity to average assets (5)	12.65%	12.13%	12.58%	11.93%

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

Net Interest Income

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets plus fees earned on loans, and interest paid on interest-bearing liabilities. Interest-earning assets include loans to individuals and businesses, investment securities and interest-earning deposits. Interest-bearing liabilities include interest-bearing demand, savings, brokered and time deposits, FHLB advances and other borrowings.

During the three months ended September 30, 2026, tax-equivalent net interest income amounted to $34.3 million, an increase of $4.4 million or 14.9 percent when compared to the same period in 2025. The net interest margin increased 13 basis points to 4.67 percent for the three months ended September 30, 2026, compared to 4.54 percent for the same period in 2025.

During the three months ended September 30, 2026, tax-equivalent interest income was $50.0 million, an increase of $5.6 million or 12.7% when compared to the same period in 2025. The increase was mainly driven by increases in the balance and yield on loans.

•
Of the $5.6 million increase in interest income on a tax-equivalent basis, $5.4 million is due to an increase in the volume of interest earning assets and $0.2 million is due to an increase in the yield on interest earning assets.
•
The average volume of interest-earning assets increased $302.1 million to $2.9 billion for the third quarter of 2026 compared to $2.6 billion in 2025. This was due primarily to a $294.6 million increase in average loans and a $26.3 million increase in interest-bearing deposits, partially offset by decreases of $17.8 million and $1.0 million in securities and FHLB stock, respectively.
•
The yield on total interest-earning assets increased 7 basis points to 6.81 percent for the three months ended September 30, 2026, when compared to the same period in 2025.The yield on the loan portfolio increased 10 basis points to 6.88 percent.

Total interest expense was $15.7 million for the three months ended September 30, 2026, an increase of $1.2 million or 8.2 percent when compared to the same period in 2025. The increase was driven by an increase in the volume of interest-bearing deposits, partially offset by decreases in the average rate on interest-bearing deposits and the volume of borrowed funds.

•
Of the $1.2 million increase in interest expense, $1.8 million resulted from increases in the volume of average interest-bearing deposits, partially offset by a $0.3 million and $0.3 million decrease in the rate paid on interest-bearing deposits and the volume of borrowed funds, respectively.
•
The average cost of interest-bearing liabilities decreased 10 basis points to 2.95 percent for the three months ended September 30, 2026 compared to 2025. The average cost of interest-bearing deposits decreased 10 basis points to 2.91 percent.
•
Interest-bearing liabilities averaged $2.1 billion during the three months ended September 30, 2026, an increase of $222.4 million compared to the same period in 2025. The increase in interest-bearing liabilities was primarily due to an increase in savings deposits, interest-bearing demand deposits, time deposits and brokered deposits, partially offset by a decrease in borrowed funds.

During the nine months ended September 30, 2026, tax-equivalent interest income was $141.8 million, an increase of $14.0 million or 11.0 percent when compared to the same period in 2025. This increase was mainly driven by increases in the average balance of loans and yield on loans, offset by decreases in the average balance of securities and the yield on securities.

•
The $14.0 million increase in interest income on a tax-equivalent basis was due to a $14.3 million increase in the average volume of interest-earning assets, offset by $0.3 million due to decreased rate on interest earning assets.
•
The average volume of interest-earning assets increased $275.5 million to $2.8 billion for the nine months ended September 30, 2026 compared to $2.5 billion in 2025. This was due primarily to a $276.3 million increase in average loans and a $21.0 million increase in interest-bearing deposits. The increase was offset by a $21.2 and $0.6 million decrease in average investments and FHLB stock, respectively.
•
The yield on total interest-earning assets increased 1 basis point to 6.72 percent for the nine months ended September 30, 2026, when compared to the same period in 2025. The yield on the loan portfolio increased 3 basis points to 6.78 percent.

Total interest expense was $45.0 million for the nine months ended September 30, 2026, an increase of $2.9 million or 6.8 percent compared to the same period in 2025. This increase was driven by the increased average volume of interest-bearing deposits, partially offset by decreased cost of time deposits and volume of borrowed funds.

•
The $2.9 million increase in interest expense resulted from an increase of $4.7 million due to changes in the average volume of interest-bearing deposits, partially offset by a $1.2 million decrease due to change in the rate on average interest-bearing liabilities and a $0.6 million decrease due to changes in the volume of borrowed funds.
•
The average cost of interest-bearing liabilities decreased 11 basis points to 2.93 percent for the nine months ended September 30, 2026 compared to 2025. The average cost of interest-bearing deposits decreased 11 basis points to 2.89%.
•
Interest-bearing liabilities averaged $2.1 billion during the nine months ended September 30, 2026, an increase of $201.7 million, compared to the same period in 2025. The increase in interest-bearing liabilities was primarily due to an increase in savings deposits, interest-bearing demand deposits, brokered deposits and time deposits, partially offset by a decrease in borrowed funds.

Consolidated Average Balance Sheets

(Dollar amounts in thousands, interest amounts and interest rates/yields on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.)

	For the three months ended
	September 30, 2026			September 30, 2025
	Average			Average		Rate/
	Balance	Interest	Rate/Yield	Balance	Interest	Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$68,313	$639	3.71%	$42,014	$472	4.46%
FHLB stock	6,625	105	6.28	7,588	121	6.31
Securities:
Taxable	116,378	1,405	4.83	135,170	1,735	5.14
Tax-exempt	2,484	32	5.13	1,460	24	6.43
Total securities (A)	118,862	1,437	4.84	136,630	1,759	5.15
Loans:
SBA loans	37,858	755	7.98	46,001	964	8.38
Commercial loans	1,670,551	29,044	6.80	1,441,447	24,853	6.75
Commercial construction loans	134,244	2,781	8.11	111,015	2,344	8.26
Residential mortgage loans	676,946	11,017	6.51	674,260	10,749	6.38
Consumer loans	97,003	1,901	7.67	82,851	1,469	6.94
Residential construction loans	101,607	2,318	8.93	68,056	1,636	9.41
Total loans (B)	2,718,209	47,816	6.88	2,423,630	42,015	6.78
Total interest-earning assets	$2,912,009	$49,997	6.81%	$2,609,862	$44,367	6.74%

Noninterest-earning assets:
Cash and due from banks	27,830			23,335
Allowance for credit losses	(34,912)			(29,641)
Other assets	104,557			98,914
Total noninterest-earning assets	97,475			92,608
Total assets	$3,009,484			$2,702,470

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$423,654	$2,360	2.21%	$363,353	$1,998	2.18%
Savings deposits	608,586	3,669	2.39	510,616	3,177	2.47
Brokered deposits	269,744	2,412	3.55	230,728	2,003	3.44
Time deposits	722,327	6,424	3.53	665,691	6,247	3.72
Total interest-bearing deposits	2,024,311	14,865	2.91	1,770,388	13,425	3.01
Borrowed funds and subordinated debentures	86,842	836	3.77	118,350	1,080	3.57
Total interest-bearing liabilities	$2,111,153	$15,701	2.95%	$1,888,738	$14,505	3.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	491,981			453,140
Other liabilities	25,653			32,741
Total noninterest-bearing liabilities	517,634			485,881
Total shareholders' equity	380,697			327,851
Total liabilities and shareholders' equity	$3,009,484			$2,702,470

Net interest spread		$34,296	3.86%		$29,862	3.69%
Tax-equivalent basis adjustment		(5)			(6)
Net interest income		$34,291			$29,856
Net interest margin			4.67%			4.54%

(A)
Yields related to securities exempt from federal and state income taxes are stated on a fully tax-equivalent basis, assuming a federal tax rate of 21 percent.
(B)
The loan averages are stated net of unearned income, and the averages include loans on which the accrual of interest has been discontinued.

	For the nine months ended
	September 30, 2026			September 30, 2025
	Average			Average
	balance	Interest	Rate/Yield	balance	Interest	Rate/Yield
ASSETS
Interest-earning assets:
Interest-bearing deposits	$59,747	$1,652	3.70%	$38,796	$1,291	4.45%
FHLB stock	6,948	379	7.29	7,558	433	7.65
Securities:
Taxable	117,030	4,205	4.79	138,739	5,257	5.05
Tax-exempt	2,059	81	5.25	1,508	62	5.51
Total securities (A)	119,089	4,286	4.80	140,247	5,319	5.06
Loans
SBA loans	40,186	2,439	8.00	48,082	2,753	7.55
Commercial loans	1,588,793	80,568	6.69	1,377,350	69,518	6.66
Commercial construction loans	151,507	9,165	7.98	121,863	7,674	8.30
Residential mortgage loans	674,845	32,341	6.39	657,540	31,086	6.30
Consumer loans	90,005	4,797	7.03	80,119	4,306	7.09
Residential construction loans	90,849	6,190	8.98	74,938	5,390	9.49
Total loans (B)	2,636,185	135,500	6.78	2,359,892	120,727	6.75
Total interest-earning assets	$2,821,969	$141,817	6.72%	$2,546,493	$127,770	6.71%

Noninterest-earning assets:
Cash and due from banks	26,416			22,684
Allowance for credit losses	(33,924)			(28,396)
Other assets	101,956			95,248
Total noninterest-earning assets	94,448			89,536
Total assets	$2,916,417			$2,636,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$401,882	$6,354	2.11%	$353,310	$5,518	2.09%
Savings deposits	581,078	10,120	2.33	497,715	8,488	2.28
Brokered deposits	265,706	6,925	3.48	217,187	5,575	3.43
Time deposits	705,024	18,834	3.57	662,119	19,222	3.88
Total interest-bearing deposits	1,953,690	42,233	2.89	1,730,331	38,803	3.00
Borrowed funds and subordinated debentures	96,909	2,724	3.71	118,548	3,294	3.66
Total interest-bearing liabilities	$2,050,599	$44,957	2.93%	$1,848,879	$42,097	3.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	472,911			440,388
Other liabilities	25,988			32,356
Total noninterest-bearing liabilities	498,899			472,744
Total shareholders’ equity	366,919			314,406
Total liabilities and shareholders’ equity	$2,916,417			$2,636,029

Net interest spread		$96,860	3.79%		$85,673	3.67%
Tax-equivalent basis adjustment		(12)			(9)
Net interest income		$96,848			$85,664
Net interest margin			4.59%			4.50%

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

	For the three months ended September 30, 2026 versus September 30, 2025			For the nine months ended September 30, 2026 versus September 30, 2025
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
(In thousands on a tax-equivalent basis)	Volume Mix	Rate	Net	Volume Mix	Rate	Net
Interest income:
Interest-bearing deposits	$257	$(90)	$167	$607	$(246)	$361
FHLB stock	(15)	(1)	(16)	(34)	(20)	(54)
Securities	(216)	(106)	(322)	(769)	(264)	(1,033)
Loans	5,398	403	5,801	14,495	278	14,773
Total interest income	$5,424	$206	$5,630	$14,299	$(252)	$14,047
Interest expense:
Demand deposits	$335	$27	$362	$781	$55	$836
Savings deposits	597	(105)	492	1,443	189	1,632
Brokered deposits	344	65	409	1,268	82	1,350
Time deposits	509	(332)	177	1,201	(1,589)	(388)
Total interest-bearing deposits	1,785	(345)	1,440	4,693	(1,263)	3,430
Borrowed funds and subordinated debentures	(301)	57	(244)	(612)	42	(570)
Total interest expense	1,484	(288)	1,196	4,081	(1,221)	2,860
Net interest income - fully tax-equivalent	$3,940	$494	$4,434	$10,218	$969	$11,187
Increase (decrease) in tax-equivalent adjustment			1			(3)
Net interest income			$4,435			$11,184

Provision for Credit Losses

The provision for credit losses for loans was $0.9 million and $3.0 million during the three and nine months ended September 30, 2026, compared to $1.4 million and $4.5 million for the same periods in 2025.

The provision for credit losses for off-balance sheet exposures was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, compared to a release of $80 thousand and a provision of $16 thousand for the same periods in 2025.

There was no provision for credit losses on securities for the three and nine months ended September 30, 2026, compared to a $0.8 million and $2.8 million release for the same periods in 2025.

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

Income Tax Expense

For the quarter ended September 30, 2026, the Company reported income tax expense of $2.6 million for an effective tax rate of 13.1 percent, compared to income tax expense of $4.5 million and an effective tax rate of 23.7 percent for the prior year’s quarter. For the nine months ended September 30, 2026, the Company reported income tax expense of $11.0 million for an effective tax rate of 19.3 percent, compared to an income tax expense of $13.3 million and an effective tax rate of 23.9 percent for the nine months ended September 30, 2025. During the third quarter of 2026, Unity purchased $27.6 million of transferable federal investment tax credits and $0.6 million of state tax credits, resulting in $2.6 million of tax savings. During the second quarter of 2026, Unity purchased $2.6 million of state tax credits, resulting in $0.2 million of tax savings. Furthermore, during the first quarter of 2026, Unity purchased $5.1 million in federal tax credits, resulting in $0.4 million of tax savings. The volume of tax credits recognized during the period was unusually high, and tax benefits of this magnitude are not expected to recur in future periods.

The Company participates in federal and state income tax credit programs. Tax credits are accounted for within the scope of ASC 740 and are reflected as a reduction of income tax expense when the related tax benefit is realized or realizable. Tax credits are recognized in the period when the Company concludes that it has met the more-likely-than-not recognition threshold under ASC 740.

Financial Condition at September 30, 2026

Total assets increased $283.8 million or 9.6 percent, to $3.3 billion at September 30, 2026, when compared to year end 2025. This increase was primarily due to increases of $235.6 million in gross loans, $35.7 million in prepaid expenses and other assets, and $13.6 million in cash and cash equivalents, partially offset by a decrease of $1.2 million in securities.

Total shareholders’ equity increased $42.8 million, when compared to year end 2025, primarily due to earnings, partially offset by dividends paid on common stock and the repurchase of shares during the nine months ended September 30, 2026.

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

AFS debt securities totaled $71.6 million at September 30, 2026, an increase of $0.7 million or 1.0 percent, compared to $70.9 million at December 31, 2025. This net increase was the result of:

•
$15.0 million in purchases;
•
Partially offset by $13.7 million in principal payments, calls and maturities;
•
Also partially offset by $0.4 million and $0.2 million unrealized losses recognized in other comprehensive income and recognized through earnings, respectively;
•
At September 30, 2026, the portfolio had a net unrealized loss of $2.0 million compared to a net unrealized loss of $1.6 million at December 31, 2025. These net unrealized losses are reflected net of tax in shareholder’s equity as accumulated other comprehensive loss.

The weighted average life of AFS debt securities, adjusted for prepayments, amounted to 4.9 years and 5.1 years at September 30, 2026 and December 31, 2025, respectively. The effective duration of AFS debt securities amounted to 1.8 and 1.9 years at September 30, 2026 and December 31, 2025, respectively.

HTM debt securities, which are carried at amortized cost, are investments for which there is the positive intent and ability to hold to maturity. The portfolio is primarily comprised of obligations of U.S. Government, state and political subdivisions and mortgage-backed securities.

HTM debt securities were $37.8 million at September 30, 2026, an increase of $1.2 million or 3.3 percent, compared to $36.6 million at December 31, 2025. This net increase was the result of:

•
$1.0 million in purchases; and
•
$0.2 million in net accretion

The weighted average life of HTM securities, adjusted for prepayments, amounted to 14.5 years and 14.8 years at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the fair value of HTM securities was $29.0 million and $30.4 million, respectively. The effective duration of HTM securities amounted to 10.0 years and 10.7 years at September 30, 2026 and December 31, 2025, respectively.

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

Equity securities totaled $13.4 million at September 30, 2026, a decrease of $3.2 million or 18.9 percent, compared to $16.6 million at December 31, 2025. This net decrease was the result of:

•
$2.9 million in sales;
•
$1.8 million in unrealized losses;
•
Partially offset by $1.0 million in realized gains; and
•
$0.5 million in purchases

The unrealized losses are largely due to the Company's investment in Patriot National Bancorp, Inc., of which the Company held approximately 1.8 million shares as of September 30, 2026.

Securities with a carrying value of $69.9 million and $69.2 million at September 30, 2026 and December 31, 2025, respectively, were held at the FHLB or FRB and were pledged for borrowing purposes; however, there were no securities borrowed against at September 30, 2026 and December 31, 2025.

Approximately 59 percent of the total debt security investment portfolio had a fixed rate of interest at September 30, 2026 compared to 56 percent at September 30, 2025.

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

Total loans increased $235.6 million or 9.3 percent to $2.8 billion at September 30, 2026, compared to year end 2025. Commercial, residential construction, and consumer loans increased by $199.1 million, $34.8 million, and $17.7 million, respectively. This was partially offset by decreases of $8.4 million, $4.7 million, and $1.0 million in commercial construction, residential mortgage, and SBA loans, respectively.

Below is a table of the geographic loan allocation of the Bank’s Commercial loan portfolio as of September 30, 2026:

	New Jersey	New York	Pennsylvania	Other
Commercial loans
SBA 504	70.7%	8.1%	21.2%	—%
Commercial & industrial	90.8	2.8	4.8	1.6
Commercial mortgage - owner occupied	82.4	8.1	5.5	4.0
Commercial mortgage - nonowner occupied	85.2	6.4	4.9	3.5
Other	82.1	14.2	3.7	—
Commercial construction loans	82.1	8.0	9.4	0.5
Total	83.9%	7.3%	5.9%	3.0%

Average loans increased $276.2 million or 11.7 percent to $2.6 billion for the nine months ended September 30, 2026 from $2.4 billion for the same period in 2025. The increase in average loans was due to increases in average commercial, commercial construction, residential mortgage, residential construction, and consumer loans, partially offset by a decrease in average SBA loans. The yield on the overall loan portfolio increased 3 basis points to 6.78 percent for the nine months ended September 30, 2026, compared to 6.75 percent for the same period in the prior year.

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

SBA loans held for sale, carried at the lower of cost or market, amounted to $3.4 million at September 30, 2026, a decrease of $4.6 million from $8.0 million at December 31, 2025. SBA 7(a) loans held for investment amounted to $33.3 million at September 30, 2026, a decrease of $1.0 million from $34.3 million at December 31, 2025. The yield on SBA loans, which are generally floating and adjust quarterly to the Prime rate, was 8.00 percent for the nine months ended September 30, 2026 compared to 7.55 percent for the same period in the prior year. The Company sold $10.6 million of SBA loans during the nine months ended September 30, 2026.

The guarantee rates on SBA 7(a) loans range from 50 percent to 90 percent, with the majority of the portfolio having a guarantee rate of 75 percent at origination. The guarantee rates are determined by the SBA and can vary from year to year depending on government funding and the goals of the SBA program. Approximately $50.9 million and $49.2 million in SBA loans were sold but serviced by the Bank at September 30, 2026 and December 31, 2025, respectively, and are not included on the Company’s Balance Sheet. There is no relationship or correlation between the guarantee percentages and the level of charge-offs and recoveries on the Company’s SBA 7(a) loans. Charge-offs taken on SBA 7(a) loans affect the unguaranteed portion of the loan. SBA loans are underwritten to the same credit standards irrespective of the guarantee percentage.

Commercial loans are generally made in the Company’s marketplace for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. These loans amounted to $1.7 billion at September 30, 2026, an increase of $199.1 million from year end 2025. The yield on commercial loans was 6.69 percent for the nine months ended September 30, 2026, compared to 6.66 percent for the same period in 2025. The SBA 504 program, which consists of real estate backed commercial mortgages where the Company has the first mortgage and the SBA has the second mortgage on the property, is included in the Commercial loan portfolio. The Commercial Real Estate sub-category includes both owner occupied and non-owner occupied commercial mortgages.

Commercial construction loans amounted to $138.8 million at September 30, 2026, a decrease of $8.4 million from the $147.2 million at December 31, 2025. The yield on commercial construction loans was 7.98 percent for the nine months ended September 30, 2026, compared to 8.30 percent for the same period in 2025.

Residential mortgage loans consist of loans secured by 1 to 4 family residential properties. These loans amounted to $672.5 million at September 30, 2026, a decrease of $4.7 million from year end 2025. Sales of conforming mortgage loans totaled $60.7 million for the nine months ended September 30, 2026, compared to sales of $50.9 million in the prior year period.

The yield on residential mortgages was 6.39 percent for the nine months ended September 30, 2026, compared to 6.30 percent for the same period in 2025. Residential mortgage loans maintained in portfolio are generally to individuals that do not qualify for conventional financing. In extending credit to this category of borrowers, the Bank considers other mitigating factors such as credit history, equity and liquid reserves of the borrower. As a result, the residential mortgage loan portfolio of the Bank includes adjustable rate mortgages with rates that exceed the rates on conventional fixed-rate mortgage loan products but which are not considered high priced mortgages.

Consumer loans consist of home equity loans and loans for the purpose of financing the purchase of consumer goods, home improvements and other personal needs, and are generally secured by 1 to 4 family residences. These loans amounted to $102.9 million at September 30, 2026, an increase of $17.7 million from year end 2025. The yield on consumer loans was 7.03 percent for the nine months ended September 30, 2026, compared to 7.09 percent for the same period in 2025.

Residential construction loans consist of short-term loans for the purpose of funding the costs of building a home. These loans amounted to $108.1 million at September 30, 2026, an increase of $34.8 million from year end 2025. The yield on residential construction loans was 8.98 percent for the nine months ended September 30, 2026, compared to 9.49 percent for the same period in 2025.

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

The majority of the Company’s loans are secured by real estate. Declines in the market values of real estate in the Company’s trade area impact the value of the collateral securing its loans. This could lead to greater losses in the event of defaults on loans secured by real estate. At September 30, 2026 and December 31, 2025, approximately 95 percent of the Company’s loan portfolio was secured by real estate.

The following table sets forth the classification of loans by loan type, including unearned fees and deferred costs and excluding the allowance for credit losses as of September 30, 2026 and December 31, 2025:

In thousands, except percentages	September 30, 2026%		December 31, 2025%
Loans held for sale	$7,589	0.3%	$9,490	0.4%
SBA loans	33,272	1.2%	34,259	1.3%
Commercial loans
SBA 504	50,230	1.8%	43,802	1.7%
Commercial & industrial	206,292	7.4%	183,163	7.2%
Commercial mortgage - owner occupied	753,277	27.1%	660,427	26.0%
Commercial mortgage - nonowner occupied	617,076	22.2%	531,954	20.9%
Other	90,276	3.2%	98,686	3.9%
Total commercial loans	1,717,151	61.7%	1,518,032	59.7%
Commercial construction loans	138,776	5.0%	147,215	5.8%
Residential mortgage loans
Primary residence	472,868	17.0%	472,482	18.6%
Secondary residence	70,944	2.6%	71,656	2.8%
Investor property	128,660	4.6%	133,083	5.2%
Total residential mortgage loans	672,472	24.2%	677,221	26.6%
Consumer loans
Home equity	100,047	3.6%	82,488	3.2%
Other	2,847	0.1%	2,731	0.1%
Total consumer loans	102,894	3.7%	85,219	3.3%
Residential construction loans	108,124	3.9%	73,277	2.9%
Total gross loans	$2,780,278	100.0%	$2,544,713	100.0%

For additional information on loans, see Note 7 to the Consolidated Financial Statements.

Asset Quality

Nonaccrual loans were $22.6 million at September 30, 2026, a $7.2 million decrease from $29.8 million at December 31, 2025 and a $2.1 million increase from $20.5 million at September 30, 2025. Since year end 2025, nonaccrual loans decreased in every loan category. In addition, there were $2.6 million in loans past due 90 days or more and still accruing interest at September 30, 2026, compared to none at December 31, 2025 and $0.4 million at September 30, 2025.

During the fourth quarter of 2025, a well secured $15.5 million commercial real estate relationship migrated to nonaccrual status. During the three months ended September 30, 2026, the Company entered into a transaction involving this loan relationship and provided financing to the counterparty for approximately 80% of the transaction amount. As a result of the transaction and the $3.1 million of cash received, the Company reduced its reported nonaccrual loans by $3.1 million. This isolated relationship accounts for nearly half of nonaccrual assets.

The following table sets forth an analysis of nonaccrual loans as of September 30, 2026 based on geographical location:

			Residential		Residential
(in thousands)	SBA	Commercial	Mortgage	Consumer	Construction	Total
Ending balance:
New Jersey	$360	$14,635	$4,628	$—	$126	$19,749
New York	351	—	—	—	—	351
Pennsylvania	—	—	2,372	55	—	2,427
Other	77	—	—	—	—	77
Total	$788	$14,635	$7,000	$55	$126	$22,604

The Company also monitors potential problem loans. Potential problem loans are those loans where information about possible credit problems of borrowers causes Management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans are categorized by their non-passing risk rating and performing loan status. Potential problem loans totaled $23.2 million at September 30, 2026, an increase of $11.7 million from $11.5 million at December 31, 2025.

See Note 7 to the accompanying Consolidated Financial Statements for more information regarding Asset Quality.

Allowance for Credit Losses and Reserve for Unfunded Loan Commitments

The allowance for credit losses on loans totaled $35.6 million at September 30, 2026, compared to $32.3 million at December 31, 2025 and $30.2 million at September 30, 2025, with a resulting allowance to total loan ratio of 1.28 percent at September 30, 2026, compared to 1.27 percent at December 31, 2025 and 1.23 percent at September 30, 2025. Net recoveries amounted to $0.2 million for the nine months ended September 30, 2026, compared to net charge-offs of $1.0 million for the same period in 2025. As of September 30, 2026, there was a $31.0 thousand allowance for credit losses on individually evaluated loans based upon the valuation of the collateral securing each loan.

The Company maintains a reserve for unfunded loan commitments at a level that Management believes is adequate to absorb estimated expected losses. Adjustments to the reserve are made through provision for credit losses and applied to the reserve which is classified in Other liabilities. At September 30, 2026, the commitment reserve totaled $0.9 million, compared to $0.7 million at December 31, 2025.

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

Total deposits increased $235.4 million to $2.6 billion at September 30, 2026 from year end 2025. This increase was due to increases of $96.1 million in savings deposits, $93.9 million in interest-bearing demand deposits, $30.0 million in time deposits, $28.3 million in non-interest bearing demand deposits, partially offset by a decrease of $12.9 million in brokered deposits. The change in the composition of the portfolio from December 31, 2025 reflects a 18.0 percent increase in savings deposits, a 25.4 percent increase in interest-bearing demand deposits, a 4.4 percent increase in time deposits, a 6.1 percent increase in non-interest bearing demand deposits, partially offset by a 4.7 percent decrease in brokered deposits.

As of September 30, 2026, 21.5 percent of total deposits were uninsured or uncollateralized. The Company’s deposit composition as of September 30, 2026, consisted of 19.3 percent in noninterest-bearing demand deposits, 19.5 percent in interest-bearing demand deposits, 24.6 percent in savings deposits and 36.6 percent in time deposits.

Borrowed Funds and Subordinated Debentures

As part of the Company’s overall funding and liquidity management program, from time to time the Company borrows from the Federal Home Loan Bank of New York. Residential mortgages, commercial loans and debt securities collateralize these borrowings.

Borrowed funds and subordinated debentures totaled $261.4 million and $266.1 million at September 30, 2026 and December 31, 2025, respectively, and are broken down in the following table:

(In thousands)	September 30, 2026	December 31, 2025
FHLB borrowings:
Non-overnight, fixed rate advances	$16,098	$15,774
Overnight advances	190,000	170,000
Puttable advances	45,000	70,000
Subordinated debentures	10,310	10,310
Total borrowed funds and subordinated debentures	$261,408	$266,084

In September 2026, the FHLB issued municipal deposit letters of credit totaling $323.0 million in the name of Unity Bank, naming the New Jersey Department of Banking and Insurance and certain townships in Pennsylvania as beneficiaries, to secure municipal deposits as required under applicable state laws.

At September 30, 2026, the Company had $118.0 million of additional credit available at the FHLB, $320.8 million of additional credit available at the FRB and $20.0 million of additional credit available from other sources. Pledging additional collateral in the form of 1 to 4 family residential mortgages, commercial and construction loans, and investment securities can increase the lines with the FHLB and FRB.

For the nine months ended September 30, 2026, average FHLB Borrowings were $86.6 million with a weighted average cost of 3.51%.

Subordinated Debentures

On July 24, 2006, Unity (NJ) Statutory Trust II, a statutory business trust and wholly-owned subsidiary of Unity Bancorp, Inc., issued $10.0 million of floating rate capital trust pass through securities to investors due on July 24, 2036. The subordinated debentures are redeemable in whole or part. The floating interest rate on the subordinated debentures is the daily compounded SOFR rate with a 0.262 percent spread. The floating interest rate was 5.887 percent at September 30, 2026 and 5.537 percent at December 31, 2025.

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

The following table presents the Company’s Economic Value of Equity (“EVE”) and Net Interest Income (“NII”) sensitivity exposure related to an instantaneous and sustained parallel shift in market interest rate of 100, 200 and 300 bps, which were all in compliance with Board approved tolerances at September 30, 2026 and December 31, 2025:

	Estimated Increase/ (Decrease) in EVE			Estimated 12 mo. Increase/ (Decrease) In NII
(In thousands, except percentages)	EVE	Amount	Percent	NII	Amount	Percent
September 30, 2026
+300	$411,199	$(70,320)	(14.60)%	$131,299	$(7,295)	(5.26)%
+200	435,107	(46,412)	(9.64)	134,006	(4,588)	(3.31)
+100	459,310	(22,209)	(4.61)	136,482	(2,112)	(1.52)
0	481,519	—	—	138,594	—	—
-100	486,372	4,853	1.01	139,278	684	0.49
-200	505,008	23,489	4.88	138,942	348	0.25
-300	514,827	33,308	6.92	137,292	(1,302)	(0.94)
December 31, 2025
+300	$340,214	$(64,815)	(16.00)%	$117,482	$(8,261)	(6.57)%
+200	363,539	(41,490)	(10.24)	120,592	(5,151)	(4.10)
+100	386,622	(18,407)	(4.54)	123,439	(2,304)	(1.83)
0	405,029	—	—	125,743	—	—
-100	408,925	3,896	0.96	125,933	190	0.15
-200	411,585	6,556	1.62	125,257	(486)	(0.39)
-300	417,084	12,055	2.98	124,600	(1,143)	(0.92)

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

The following table shows the amounts and expected maturities or payment periods of off-balance sheet arrangements and contractual obligations as of September 30, 2026:

	One year	One to	Three to	Over five
(In thousands)	or less	three years	five years	years	Total
Off-balance sheet arrangements:
Standby letters of credit	$8,850	$223	$50	$63	$9,186
Contractual obligations:
Time deposits	768,522	167,184	772	109	936,587
Borrowed funds and subordinated debentures	196,098	55,000	—	10,310	261,408
Operating leases	614	746	834	1,938	4,132
Total off-balance sheet arrangements and contractual obligations	$974,084	$223,153	$1,656	$12,420	$1,211,313

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

The principal sources of funds at the Bank are deposits, scheduled amortization and prepayments of investment and loan principal, sales and maturities of investment securities, additional borrowings and funds provided by operations. While scheduled loan payments and maturing investments are relatively predictable sources of funds, deposit inflows and outflows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Consolidated Statement of Cash Flows provides detail on the Company’s sources and uses of cash, as well as an indication of the Company’s ability to maintain an adequate level of liquidity. At September 30, 2026, the balance of cash and cash equivalents was $230.1 million, an increase of $13.6 million from December 31, 2025. A discussion of on- and off-balance sheet liquidity follows.

•
Securities. The Company’s available for sale investment portfolio amounted to $71.6 million and $70.9 million at September 30, 2026 and December 31, 2025, respectively.
•
Loans. Loans held for sale portfolio amounted to $7.6 million at September 30, 2026 and $9.5 million at December 31, 2025. Sales of these loans provide an additional source of liquidity for the Company.
•
Commitments. The Company was committed to advance approximately $568.2 million to its borrowers as of September 30, 2026, compared to $508.5 million at December 31, 2025. At September 30, 2026, $283.8 million of these commitments expire within one year, compared to $270.3 million at December 31, 2025. The Company had $9.2 million and $5.9 million in standby letters of credit at September 30, 2026 and December 31, 2025, respectively, which are included in the commitments amount noted above. The estimated fair value of these guarantees is not significant. The Company believes it has the necessary liquidity to honor all commitments. Many of these commitments will expire and never be funded.
•
Deposits. As of September 30, 2026, deposits included $497.7 million of government deposits, as compared to $444.9 million at year end 2025. These deposits are generally short in duration and are very sensitive to price competition. The Company believes that the current level of these types of deposits is appropriate. Within this portfolio the average deposit size was $8.4 million as of September 30, 2026.
•
Borrowed Funds. Total FHLB borrowings amounted to $251.1 million and $255.8 million as of September 30, 2026 and December 31, 2025, respectively. As a member of the Federal Home Loan Bank of New York, the Company can borrow additional funds based on the market value of collateral pledged. At September 30, 2026, pledging provided an additional $118.0 million in borrowing potential from the FHLB, $320.8 million from the FRB and $20.0 million from other sources. In addition, the Company can pledge additional collateral in the form of 1 to 4 family residential mortgages, commercial loans or investment securities to increase these lines with the FHLB and FRB. As of September 30, 2026, total available funding plus cash on hand represented 125.3% of uninsured or uncollateralized deposits.

Regulatory Capital

Consistent with our goal to operate as a sound and profitable financial organization, Unity Bancorp, Inc. and Unity Bank actively seek to maintain our well capitalized status in accordance with regulatory standards. As of September 30, 2026, Unity Bank exceeded all capital requirements of the federal banking regulators and was considered well capitalized.

See Note 10 to the accompanying Consolidated Financial Statements for more information regarding Regulatory Capital.

Shareholders’ Equity

Repurchase Plan

On August 1, 2024, the Board authorized a repurchase plan permitting the repurchase of up to 500 thousand shares, or approximately 5.0% of the Company’s outstanding common stock, in addition to the previously approved repurchase plan authorizing the repurchase of up to 500 thousand shares of common stock. No shares were repurchased during the quarter ended September 30, 2026, leaving 562 thousand shares available for repurchase. The timing and amount of additional purchases, if any, will depend upon several factors including the Company’s capital needs, the Company’s liquidity position, the performance of its loan portfolio, the need for additional provisions for credit losses and the market price of the Company’s stock.

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

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2026, there have been no significant changes in the Company’s assessment of market risk as reported in Item 7A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. (See Interest Rate Sensitivity in Management’s Discussion and Analysis herein.)

ITEM 4 Controls and Procedures

a)
The Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.
b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, or the results of the operations of the Company.

ITEM 1A Risk Factors

Except as set forth below, there have been no material changes to the risks inherent in our business from those described under the heading “Risk Factors” within the Company’s Form 10-K for the year ended December 31, 2025.

Risks related to artificial intelligence used by us, our employees, service providers and other third parties could have significant, negative impacts on our business, result in the disclosure of confidential information, and create significant financial and legal exposure for us.

The Company also continues to monitor risks associated with the rapid development and adoption of artificial intelligence (“AI”), including generative and autonomous or “agentic” AI. The use of AI by the Company, its employees, customers, service providers or other third parties could increase operational, cybersecurity, privacy, compliance, fraud and reputational risks. AI may produce inaccurate or unreliable outputs, take unintended actions, expose confidential or customer information, or be used by malicious actors to facilitate fraud, social engineering, identity theft or cyberattacks. The increasing sophistication of AI-generated communications may also make it more difficult to authenticate transaction instructions or customer identities. The legal and regulatory framework governing AI continues to evolve and could require additional investments in governance, controls, information security and compliance. Given the rapidly evolving nature of AI technologies, the Company may not be able to identify or mitigate all associated risks, which could result in financial loss, operational disruption, regulatory scrutiny or reputational harm.

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

UNITY BANCORP, INC.

Dated:	November 5, 2026	/s/ James Davies
James Davies
First Senior Vice President and Chief Financial Officer